Form 10-Q
period 2010-06-30
METISCAN, INC.
filed 2010-08-23
CIK 1092945

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

☐	Transition Report under Section 13 or 15(d) of the Exchange Act for the Transition Period from ________ to ___________

Commission File Number: 333-123611

METISCAN, INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-3613222 (I.R.S. Employer Identification No.)

12225 Greenville Ave, Suite 700
Dallas, Texas 75243
Telephone: 972-479-8866
(Address and phone number of principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Check whether the issuer is a “shell company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934.  Yes ☐   No ☒

The Registrant has 2,316,139,170 shares of Common stock, par value $.0001 per share issued and outstanding as of June 30, 2010.

INDEX TO QUARTERLY REPORT
ON FORM 10-Q

METISCAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2010	December 31, 2009

ASSETS

CURRENT ASSETS

Cash	$138,397	$13,301
Cash, restricted	7,955,795	8,057,420
Accounts receivable	655,517	426,213
Notes receivable	21,696	1,941

TOTAL CURRENT ASSETS	8,771,405	8,498,875

PROPERTY AND EQUIPMENT, net of accumulated depreciation	2,617,220	2,685,405

PREPAID EXPENSES	22,055	18,906
OTHER ASSETS	643,063	1,210,804

TOTAL ASSETS	$12,053,693	$12,413,990

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$2,321,578	2,666,630
Notes payable, current portion	2,129,351	2,029,736
Security deposit	8,016	8,016

TOTAL CURRENT LIABILITIES	4,458,945	4,704,382

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, par value $0.0001 per share
Authorized – 10,000,000 shares
Issued and outstanding – 750,000 shares series “C”	75	75
Issued and outstanding – 500,000 shares series “D”	50	50
Issued and outstanding – 56 shares series “E”	-	-
Issued and outstanding – 68 shares series “F”	-	-
Common stock, par value $0.0001 per share
Authorized – 5,000,000,000 shares
Issued and outstanding – 2,316,139,170 and 2,239,339,170, respectively	229,784	223.934
Additional paid-in capital	9,135,503	9,047,353
Accumulated deficit	(1,770,664)	(1,561,804)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	7,594,748	7,709,608

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$12,053,693	$12,413,990

The accompanying notes are an integral part of the financial statements

METISCAN, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

REVENUES	$514,862	$349,423	$1,413,490	$1,219,379

COST OF REVENUES	140,333	181,066	292,919	281,214

GROSS PROFIT	374,529	168,357	1,120,571	938,165

EXPENSES
Selling, general and administrative	470,979	346,200	936,107	1,196,921

TOTAL EXPENSES	470,979	346,200	936,107	1,196,921

INCOME (LOSS) FROM OPERATIONS	(96,450)	(177,843)	184,464	(258,756)

OTHER INCOME (EXPENSE)
Interest income	30	-	71	-
Gain (loss) on settlement of debt, net	(28,333)	309,455	(375,126)	319,487
Interest expense	(9,636)	(71,104)	(18,270)	(122,027)

TOTAL OTHER INCOME (EXPENSE)	(37,939)	238,341	(393,325)	197,460

INCOME (LOSS) BEFORE INCOME TAXES	(134,389)	60,498	(208,861)	(61,296)

Income tax expense	-	(150)	-	65,238

NET INCOME (LOSS)	$(134,389)	$60,348	(208,861)	(126,534)

NET (LOSS) PER COMMON SHARE

Basic and diluted	$(0.00)	$0.00	0.00	(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING

Basic and diluted	2,306,639,170	254,653,600	2,281,039,170	254,653,600

The accompanying notes are an integral part of the financial statements

METISCAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(UNAUDITED)

	Preferred Series “A”		Preferred Series “B”		Preferred Series “C”		Preferred Series “D”		Preferred Series “E”
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance December 31, 2009	48	$-	72	$-	750,000	$75	500,000	$50	-	$-

Conversion and redemption of shares	(48)	-	(72)	-	-	-	-	-	56	-

Common stock issued for services	-	-	-	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	-

Balance, June 30th, 2010	-	$-	0	$-	750,000	$75	500,000	$50	56	$-

The accompanying notes are an integral part of the financial statements

METISCAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(UNAUDITED)

	Preferred Series “F”		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance December 31, 2009	-	$-	2,239,339,170	$223,934	$9,047,353	$(1,561,804)	$7,709,608

Conversion and redemption of shares	-68	-	30,000,000	3,000	(9,000)	-	(6,000	)-

Common stock issued for services			28,500,000	2,850	97,150	-	100,000

Net loss	-	-	-	-	-	(208,861)	(208,861)

Balance, June 30, 2010	68	$-	2,297,839,170	$229,784	$9,135,503	$(1,770,664)	$7,594,748

The accompanying notes are an integral part of the financial statements

METISCAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(208,861)	$(126,534)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Common stock issued for services	-	17,100
Gain (loss) on settlement of debt	375,126	15,000
Depreciation expense	88,570	175,393
Changes in operating assets and liabilities:
Accounts receivable	(229,304)	124,151
Prepaid expenses	(3,099)	14,833
Accounts payable and accrued liabilities	(345,053)	594,740
Notes receivable	(19,755)	-
Other assets	192,615	1,246
NET CASH PROVIDED BY OPERATING ACTIVITIES	(149,759)	815,929

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(20,385)	(57,311)
NET CASH USED BY INVESTING ACTIVITIES	(20,385)	(57,311)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from cash held in escrow	101,625	-
Proceeds from (repayments of) notes payable	99,615	(301,793)
Proceeds from (repayments of) notes payable, shareholder	-	(266,599)
Proceeds from common stock	94,000
Cancellation of common stock subscription	-	(100,700)
NET CASH USED BY FINANCING ACTIVITIES	295,240	(669,092)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	125,096	89,526

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	13,301	21,701

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$138,397	$111,227

The accompanying notes are an integral part of the financial statements

METISCAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

	2010	2009

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

Interest paid	$18,271	$47,465
Taxes paid	$11,400	$65,238

The accompanying notes are an integral part of the financial statements

METISCAN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

NOTE 1                                ORGANIZATION AND BASIS OF PRESENTATION

Description of Business

Metiscan, Inc. (“we”, “us” or “our”) was originally incorporated on February 27, 1997 pursuant to the laws of the State of Florida, using the name OSCM-One Stop.com, Inc.  On September 25, 2008, pursuant to the consent of the Stockholders and the Board of Directors, we merged into a newly formed wholly-owned subsidiary which had been incorporated pursuant to the laws of the State of Delaware on September 9, 2008, called “Metiscan, Inc.”  We were the surviving entity in such transaction.

During 1999, we provided internet and communication technologies.

On August 8, 2008, we acquired Metiscan Technologies, Inc. (Technologies) in a stock-for-stock transaction. As a result, Technologies became our wholly owned subsidiary. Pursuant to the acquisition agreement, (the “Agreement”), we issued a total of 157,000,000 shares of our common stock in exchange for 100% of the issued and outstanding shares of Technologies. The Agreement provided for 32,000,000 shares to be issued upon closing and 125,000,000 to be issued as soon as possible after we filed an amendment to increase our authorized shares, which we did on August 15, 2008. On August 8, 2008, the 32,000,000 shares were issued. On August 21, 2008, the 125,000,000 shares were issued.

For accounting purposes, the transaction described in the preceding paragraph has been accounted for as a reverse merger, since the stockholders of Technologies own a majority of our issued and outstanding shares of common stock, and the directors and executive officers of Technologies became our directors and executive officers. This acquisition was accounted for at historical cost in a manner similar to that in pooling of interests method because after the acquisition, the former stockholders of Technologies acquired a majority of the issued and outstanding shares of the Company. The financial statements of the Company are not significant; therefore, no pro forma financial information is submitted. Thus, the historical financial statements are those of Technologies.

On November 13, 2008, we formed Taptopia, Inc., a wholly owned subsidiary that provides technology utilizing Smartphones to event organizers, convention centers, and their related vendors

On November 13, 2008, we formed Shoreline Employment Services, Inc., an employment services company which provides part-time, full time, and contract employees.

On December 31, 2008, we completed the acquisition of two diagnostic imaging facilities, Schuylkill Open MRI, Inc. (SOMRI) located in Pottsville, Pennsylvania and Metiscan-CC, Inc. (Corpus), located in Corpus Christi, Texas in stock-for-stock transactions. As a result, Corpus became our wholly owned subsidiary and SOMRI became our majority-owned subsidiary. Pursuant to the same Agreement the Company agreed to issue a total of 9,000,000,000 shares (the “Imaging Shares”) of its common stock in exchange for 100% of the issued and outstanding shares of Corpus and a majority ownership of SOMRI. Pursuant to an ancillary letter agreement dated December 31, 2008, Metiscan agreed to issue the Imaging Shares on or before March 31, 2009. The Imaging Shares were issued as 900,000 shares of Series “C” Preferred Stock on May 7, 2009, which is convertible into 9,000,000,000 shares of the Company’s common stock.

For accounting purposes, the transaction described in the preceding paragraph has also been accounted for as a reverse merger, since the stockholders of SOMRI and Corpus were issued Series “C” Preferred Stock which, upon conversion into common stock, would represent a majority of our issued and outstanding shares of common stock, and the directors and executive officers of SOMRI and Corpus became our directors and executive officers. This acquisition was accounted for at historical cost in a manner similar to that in pooling of interests method because after the acquisition, the former stockholders of SOMRI and Corpus acquired a majority of our outstanding shares.

On February 26, 2009 Technologies merged into Corpus pursuant to the consent of the Stockholders and the Board of Directors of each of the respective companies.  Corpus was the surviving entity in such transaction.

On June 24, 2009, we announced that we had determined to become a holding company focused upon growing our organization by making key acquisitions of companies which focus on developing new technologies.

On October 16, 2009, Corpus filed a petition for relief under Chapter 7 of the Bankruptcy Code. We have written off the assets and liabilities of Corpus and described the operating results from Corpus in this registration statement as discontinued operations.

On February 11, 2010, Taptopia entered into a joint venture with ConvExx, LLC to form Appcon, LLC (Appcon), which was formed under the laws of the State of Nevada. Pursuant to the Operating Agreement, each of Taptopia and ConvExx own a 50% interest in Appcon, which was created to function as a trade show organizer for mobile application trade shows to be held in the future.

The historical financial information presented in this report is that of the Company, FirstView, SOMRI, Shoreline and Taptopia. The historical financial information has been restated to reflect the discontinued operations of Corpus.

As of June 30, 2010, we operated the following subsidiaries:

• FirstView EHR, Inc. (FirstView) – FirstView is our wholly owned subsidiary which provides healthcare information technology (“Healthcare IT”) services for diagnostic imaging facilities, including, but not limited to, web-based electronic healthcare records (EHR), long-term archiving and professional “Healthcare IT” services.

Since 2001 and through its predecessor, FirstView has been providing Software-as-a-Service (SaaS) to its imaging center clients. FirstView helps its clients manage, distribute, interpret and archive digital images efficiently and cost effectively. SaaS, sometimes referred to as “software on demand”, is software which is utilized by clients over the internet and/or is deployed to run behind a firewall on a local area network or personal computer.  With SaaS, a provider licenses an application to customers as a service on demand, either based upon a subscription or on a “pay-as-you-go” basis.  FirstView’s primary product is a web-based radiology information system which interfaces a Radiology Information System (RIS), Teleradiology and a PACS (Picture Archiving and Communication System) for its clients. FirstView also provides information management and IT operations support for diagnostic imaging facilities. FirstView adheres to HL7 and DICOM standards. FirstView was formerly known as Metiscan Managed Services, Inc.

• Schuylkill Open MRI, Inc. (SOMRI) – We own a majority of SOMRI.  A minority of the issued and outstanding shares of SOMRI are owned by a Pennsylvania physician, a former officer of SOMRI and a former consultant of SOMRI.  SOMRI is an independent diagnostic testing facility (IDTF) located in Pottsville, Pennsylvania providing Magnetic Resonance Imaging (MRI) services and which is unaffiliated with any hospital or medical group. SOMRI officially opened for business and began its operations in March, 2003 as an outpatient open MRI facility. SOMRI currently performs exams on the Siemens Concerto OPEN MRI System utilizing Siemens’ Syngo software. In 2008, Schuylkill also added the Siemens Magnetom Vision 1.5T high field closed magnet to its facility. Having both the Siemens Concerto OPEN MRI System and the Siemens Magnetom Vision 1.5T high field closed magnet gives SOMRI flexibility in the studies it can conduct. SOMRI uses FirstView’s Healthcare IT support to host and manage its RIS and PACS systems.  SOMRI offers same day, evening and Saturday appointments to accommodate emergency and non-emergency patient’s schedule needs.

SOMRI participates in most major insurance plans. SOMRI also accepts Medicare, Medicaid, Worker’s Compensation claims, Personal Injury Protection (PIP) and Letters of Protection (LOPs) for participating personal injury attorneys in the area. SOMRI is accredited by the American College of Radiology (ACR).

• Shoreline Employment Services, Inc. (Shoreline) – Shoreline is an employment services company which provides part-time, full time, and contract employees, and provides other human resource related services such as employee benefits and retirement plans such as 401ks to us, our subsidiaries and two third parties on an as-needed basis. Shoreline is our wholly owned subsidiary.

• Taptopia, Inc. (Taptopia) – Taptopia is our wholly owned subsidiary which provides technology utilizing Smartphone software to event organizers, convention centers, and their related vendors. Taptopia’s cornerstone product the Digital Show Guide™ (DSG) which was launched in December of 2009, enables attendees and exhibitors to easily navigate event schedules and exhibitor information from their Apple iPhones™, iPod touches™ and iPads™.  Users have the ability to take notes about events or exhibitors directly within the software application, send their contact information and notes immediately to their contacts, utilize pre-event planning tools and stay current with real-time announcements.  The DSG replaces traditional paper show guides and provides event organizers the ability to make last minute changes and additions to the DSG electronically.

Taptopia has filled a design patent application and a trademark application with the United States Patent and Trademark Office (USPTO) to legally protect Taptopia's Digital Show Guide(TM) product.  The design patent application protects the graphical user interface (GUI) and its interactive design elements related to Taptopia's interactive digital maps. The trademark application protects the mobile software product's trade name -- Digital Show Guide(TM). Taptopia is also working on other Smartphone software technologies that may be utilized by event organizers, convention centers, and their related vendors.

On February 11, 2010, Taptopia entered into a joint venture with ConvExx, LLC to form Appcon, LLC (Appcon), which was formed under the laws of the State of Nevada. Pursuant to Appcon’s Operating Agreement, each of Taptopia and ConvExx hold a 50% interest in Appcon, which was created to function as a trade show organizer for mobile application trade shows to be held in the future.  The trade show which Appcon was to organize initially was postponed due to insufficient registrations by trade show participants.

Basis of Presentation

In connection with preparation of the consolidated condensed financial statements and in accordance with the recently issued Statement of Financial Accounting Standards No. 165 “Subsequent Events” (SFAS 165), the Company evaluated subsequent events after the balance sheet date through the issuance date of these financial statements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  The Company has incurred net loss during the six months ended June 30, 2010 and has a working capital deficit of $3,643,335.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

Management plans to take the following steps in order to grow Metiscan;

•	Continue to reduce operating expenses by eliminating inefficiencies in our operations;

•	Procure capital equipment necessary to maintain a market advantage for our products and services offered;

•	Evaluate further upgrades of FirstView IT infrastructure and licensed software, and improve service at our freestanding diagnostic imaging centers;

•	Develop mobile software solutions for the convention, meeting and trade show industries;

•	Raise additional working capital through the sale of the Company’s common stock and convertible debt; and

•	Develop and acquire new technologies and operating ventures that add value to the overall entity.

Revenue Recognition

The Company uses the accrual method of accounting. Sales are recognized when service is provided.

Depreciation and Amortization

The Company depreciates its property and equipment using the straight-line method with estimated useful lives from five to thirty-nine years.  For federal income tax purposes, depreciation is computed using an accelerated method.

Income Taxes

The Company accounts for income taxes under SFAS 109, “Accounting for Income Taxes.” Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenues and expenses, the reported amounts and classification of assets and liabilities, and the disclosure of contingent assets and liabilities.  These estimates and assumptions are based on the Company’s historical results as well as management’s future expectations.  The Company’s actual results could vary materially from management’s estimates and assumptions.

Disclosure About Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at June 30, 2010 as defined in FASB 107 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.  Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Basic and Diluted Income (Loss) per Share

In accordance with SFAS No. 128, “Earnings Per Share,” basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2010 and 2009, the Company had no potentially dilutive shares.

Recent Accounting Pronouncements

There are no current accounting pronouncements that affect the Company.

NOTE 2                      ACCOUNTS PAYABLE AND ACCRUED LIABILITY

Approximately $1,500,000 of the $2,321,578 accounts payable and accrued liabilities are attributed to discounted operations and the corresponding chapter 7 bankruptcy proceedings for Metiscan-CC, Inc.

NOTE 3                       CANCELLATION OF SERIES A & SERIES B PREFERRED STOCK

On February 5, 2010, the Company cancelled its Series A and Series B Preferred class of stock (“A and B Preferred Shares”) and created a Series E and Series F Preferred class of stock (“E and F Preferred Shares”). The cancellation of the A and B Preferred Shares and creation of the E and F Preferred Shares was pursuant to the settlement agreement reached with Garth James whereas Mr. James was issued sixty (60) shares of Series E Preferred stock and seventy-two (72) shares of Series F Preferred stock. Each month, beginning February 2010, the Company purchases one (1) share of Series E Preferred stock and one (1) share of Series F Preferred stock at the total cost of approximately $10,000.  Through June 30, 2010, the Company has purchased four (4) of each series for a total of approximately $40,000.

NOTE 4                       INVESTMENT IN LIMITED LIABILITY COMPANY

On February 11, 2010, the Company’s wholly owned subsidiary, Taptopia invested $100 in AppCon, LLC a limited liability company formed under the laws of the state of Nevada. Taptopia owns 50% of the interest and Convexx, an unrelated entity, owns the remaining 50%.  The purpose of the limited liability company is to function as a trade show organizer for mobile application trade shows to be held in the future.

NOTE 5                      LOSS ON SETTLEMENT OF DEBT

During the three months and six months ended June 30, 2010, we experienced a net loss on the settlement of debt in the amount of $28,333 and $375,126, respectively. This loss on the settlement of debt was mainly attributed to the write off of $356,900 of notes receivable by our subsidiary, Schuylkill, due to the determination that these funds were not collectible.

NOTE 6                      LEGAL PROCEEDINGS

On October 20, 2009, we filed a Demand for Arbitration (the “Demand”) with the American Arbitration Association in New York, New York against Garth James, the former owner of Corpus, Technologies, and the former majority stockholder of SOMRI. Together with the Demand, a Statement of Claim was filed pursuant to which we sought to recover damages from Mr. James based upon Breach of Contract, Fraud in the Inducement, Material Misrepresentations and Unjust Enrichment with respect to an Acquisition Agreement and the breach of an Employment Agreement. This matter was settled on February 5, 2010.  Pursuant to the settlement agreement, each party executed general releases of the other parties to the Demand, and we issued Mr. James the following: thirty-million (30,000,000) shares of common stock, sixty (60) shares of Series E Preferred stock and seventy-two (72) shares of Series F Preferred stock.

On October 29, 2009, SOMRI filed an Original Petition and Request for Disclosures with the District Court in Dallas County, Texas against MRI Central – Little Rock, Inc. (“Little Rock”) and MRI Central – Lubbock, Inc. (“Lubbock”) seeking to recover monies loaned to both Little Rock and Lubbock as evidenced by various promissory notes. The principal amount owed to SOMRI was $356,900. On March 10, 2010, SOMRI filed a Notice of Non-Suit with Prejudice, requesting that the court dismiss with prejudice all claims asserted in the lawsuit.

Mr. Jeff Brooks, a former employee of Corpus, filed a complaint alleging that on April 26, 2007, Corpus, Mr. Garth James, Corpus’s former President and current stockholder, allegedly reached a tentative oral agreement with Mr. Brooks pursuant to which Mr. Brooks would receive approximately $150,000 in compensation. During June 2007, Corpus and Mr. James rejected the alleged agreement. Mr. Brooks then attempted to validate and enforce the alleged agreement and claimed additional damages of an undetermined amount, attorney’s fees and court costs, and pre-judgment and post-judgment interest. On September 29, 2009, the State of Texas Court of Appeals ruled in favor of Corpus and determined that the alleged agreement was not enforceable

On August 21, 2008, Laurel Center Management Employee Profit Sharing Trust, (“Laurel”), the holder of a promissory note from Corpus filed suit in the District Court of Dallas County, Texas against Corpus and Mr. Garth James, Corpus’s former President and stockholder, for Breach of Contract. The suit claims that Corpus failed to make the required quarterly payment on July 1, 2008 within the 15 day grace period and thus defaulted on the promissory note.  Laurel sent Corpus notice on August 6, 2008 of its intent to accelerate the promissory note as set forth in the default provisions.  Corpus failed to pay the amount owing and Laurel sought actual damages to be determined at trial, reasonable and necessary attorney’s fees and court costs and pre-judgment and post-judgment interest at the highest lawful rates. On October 16, 2009, Corpus filed a petition for relief under Chapter 7 of the Bankruptcy Code.  As of March 31, 2010, summary judgment has been granted to Laurel for the full amount of $1,011,638.44 against Corpus and Mr. Garth James; however, because of Corpus’ petition for relief under Chapter 7 of the Bankruptcy Code, Laurel cannot currently collect pursuant to said judgment.  In view of the fact that we are no longer a party, we have no knowledge whether there is an ongoing proceeding.

On July 6, 2009, YPI 6688 NCX, LLC, (“Younan”), Corpus’ former landlord, filed suit in the District Court of Dallas County, Texas against Corpus for Breach of its Lease.  Corpus entered into a six (6) year Lease Agreement with Younan on October 22, 2003.  The suit states that Corpus had vacated the premises prior to the end of the lease term and failed to make payments due pursuant to the lease, thus breaching the terms of the lease.  On October 16, 2009, Corpus filed a petition for relief under Chapter 7 of the Bankruptcy Code.  On August 14, 2009, the District Court of Dallas Awarded Younan a judgment in the amount of $188,593.30; however, because of Corpus’ petition for relief under Chapter 7 of the Bankruptcy Code, Younan cannot currently collect pursuant to said judgment.

Because of Corpus’ petition for relief under Chapter 7 of the Bankruptcy Code on October 16, 2009, our financial statements present the operating results from Corpus as discontinued operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this section together with our financial statements and related notes thereto included elsewhere in this report. In addition to the historical information contained herein, this report contains forward-looking statements that are subject to risks and uncertainties. Forward-looking statements are not based on historical information but relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. Certain statements contained in this 10-Q, including, without limitation, statements containing the words "believe," "anticipate," "estimate," "expect," "are of the opinion that" and words of similar import, constitute "forward-looking statements." You should not place any undue reliance on these forward-looking statements.

You should be aware that our results from operations could materially be effected by a number of factors, which include, but are not limited to the following: economic and business conditions specific to the motion picture, television, and home video industries; competition from other producers of home video content; and television documentaries, our ability to control costs and expenses, access to capital, and our ability to meet contractual obligations. There may be other factors not mentioned above or included elsewhere in this report that may cause actual results to differ materially from any forward-looking information.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with our Board of Directors, we have identified two accounting policies that we believe are key to an understanding of our financial statements. These are important accounting policies that require management's most difficult, subjective judgment.

Going Concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company's current financial resources are not considered adequate to fund its planned operations.  This condition raises substantial doubt about its ability to continue as a going concern.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Non-Cash Equity Issuances. We periodically issue shares of our common stock in exchange for, or in settlement of, services. Our management values the shares issued in such transactions at either the then market value of our common stock, as determined by the Board of Directors and after taking into consideration factors such as the volume of shares issued or trading restrictions, or the value of the services received, whichever is more readily determinable.

SELECT FINANCIAL INFORMATION

	For the Three Months Ended
	June 30, 2010	June 30, 2009
Statement of Operations Data

Total Revenue	$514,862	$349,423
Operating Loss	$(96,450)	$(177,843)
Net income (loss) after taxes	$(134,389)	$60,348
Net income ( loss) per share	$(0.00)	$0.00

Balance Sheet Data

Total assets	$12,053,693	$4,517,949
Total liabilities	$(4,458,945)	$(4,610,000)
Stockholders’ equity (deficit)	$7,594,748	$(92,051)

During the three months ended June 30, 2010 our revenues were $514,862 as compared to $349,423 during the three months ended June 30, 2009. This increase of $165,439, or 47%, is primarily the result of our operation of Schuylkill Open MRI, Inc. (SOMRI) and the revenues that majority owned subsidiary FirstView EHR, Inc. (FirstView) produces.

Our cost of revenues during the three months ended June 30, 2010 were $140,333 as compared to $181,066 during the three months ended June 30, 2009. Cost of revenues as a percentage of revenues were 27% during the three months ended June 30, 2010 as compared to 52% during the three months ended June 30, 2009. This increase of $40,733 or 25% is a direct result of the increased revenues with our change in operational focus.

Although there can be no assurance, we anticipate cost of revenues to remain within the range of 10% to 25% of revenues in the foreseeable future.

Our selling, general and administrative expenses during the three months ended June 30, 2010 were $470,979 as compared to $346,200 during the three months ended June30, 2009. The increase of $124,779, or 36%, was the result increase professional fees associated with public company activities including required financial filings and investor relations.  While there can be no assurance of a specific trend, we are continually working to minimize our selling, general and administrative expenses that will allow our revenues to sufficiently cover these expenses.

We experienced a net loss from operations of $96,450 during the three months ended June 30, 2010 as compared to a net loss from operations of $177,843 during the three months ended June 30, 2009.

Our interest expense during the three months ended June 30, 2010 was $9,636 as compared to $71,104 during the three months ended June 30, 2009. The reduction in interest expense is a direct result of the discontinued operations and Chapter 7 bankruptcy filing with Metiscan- CC, Inc. As of June 30, 2010, the interest rates on our notes payable ranged from 6.1% to 12%.

During the three months ended June 30, 2010 we experienced a net loss on the settlement of debt in the amount of $28,333.

	For the Six Months Ended
	June 30, 2010	June 30, 2009
Statement of Operations Data

Total Revenue	$1,413,490	$1,219,379
Operating Income (Loss)	$184,464	$(258,756)
Net income (loss) after taxes	$(208,861)	$(126,534)
Net income ( loss) per share	$(0.00)	$0.00

Balance Sheet Data

Total assets	$12,053,693	$4,517,949
Total liabilities	$(4,458,945)	$(4,610,000)
Stockholders’ deficit	$7,594,748	$(92,051)

During the six months ended June 30, 2010 our revenues were $1,413,490 as compared to $1,219,379 during the six months ended June 30, 2009. This increase of $194,111, or 16%, is primarily the result of our operation of SOMRI and the revenues that our majority owned subsidiary FirstView produces.

Our cost of revenues during the six months ended June 30, 2010 were $292,919 as compared to $281,214 during the three months ended June 30, 2009. Cost of revenues as a percentage of revenues were 21% during the six months ended June 30, 2010 as compared to 23% during the six months ended June 30, 2009. This increase of $11,705 or 2% is a direct result of the increased revenues and focus on eliminating inefficiencies in our operations.

Although there can be no assurance, we anticipate cost of revenues to remain within the range of 10% to 25% of revenues in the foreseeable future.

Our selling, general and administrative expenses during the six months ended June 30, 2010 were $936,107 as compared to $1,196,921 during the six months ended June 30, 2009. The decrease of $260,814, or 22%, was the result of streamlining operations and reducing unnecessary workforce.  This decrease was offset by increase professional fees associated with required financial filings and legal proceedings. While there can be no assurance of a specific trend, we are continually working to minimize our selling, general and administrative expenses that will allow our revenues to sufficiently cover these expenses.

We experienced net income from operations of $184,464 during the six months ended June 30, 2010 as compared to a net loss from operations of $258,756 during the six months ended June 30, 2009.

Our interest expense during the six months ended June 30, 2010 was $18,270 as compared to $122,027 during the six months ended June 30, 2009. The reduction interest expense is a direct result of the discontinued operations and Chapter 7 bankruptcy filing with Metiscan- CC, Inc. As of June 30, 2010, the interest rates on our notes payable ranged from 6.1% to 12%.

During the six months ended June 30, 2010 we experienced a net loss on the settlement of debt in the amount of $375,126.

Liquidity and Capital Resources

We have incurred an operating loss for the six months ended June 30, 2010 and an operating loss for the six months ended June 30, 2009. As of June 30, 2010, we had an accumulated deficit of $1,770,664 and available cash of $138,397. The Company had a working capital deficit of $3,643,335 as of June 30, 2010.

We expect our revenues to increase during the foreseeable future as a result of increasing the number of customers we service. Revenues from our services are expected to increase in proportion to the number of customers serviced by us. Currently cash flows from operations are not sufficient to meet our cash requirements. Consequently, we are depending upon the proceeds from future debt or equity investments to sustain our operations and implement our business plan until revenue is sufficient to cover our operating expenses. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

Although we have commitments for outside financing, it may not be available in the amounts or times when we require. Furthermore, such financing would likely take the form of bank loans, private placement of debt or equity securities or some combination of these. The issuance of additional equity securities would dilute the stock ownership of current investors while incurring loans, lines of credit or debt by us would increase our capital requirements and possible loss of valuable assets if such obligations were not repaid in accordance with their terms.

During the six months ended June 30, 2010 cash used by operations was $149,759 as compared to $815,929 cash provided by operations during the six months ended June 30, 2009. This is a direct result of our increase in net loss in the amount of $82,327 and the decrease in accounts payable and accrued expenses in the amount of $345,053 during the six months ended June 30, 2010 as compared to an increase of $594,740 during the six months ended June 30, 2009.

During the six months ended June 30, 2010 we used $20,385 to purchase property and equipment as compared to $57,311 during the six months ended June 30, 2009.

During the six months ended June 30, 2010 we received $295,240 of cash in financing activities as compared to using $669,092 in financing activities during the six months ended June 30, 2009.

Off-Balance Sheet Arrangements
Since our inception through June 30, 2010, we have not engaged in any off-balance sheet arrangements as defined in Item 303(c) of the SEC’s Regulation S-B.

Number of total employees and number of full-time employees

As of June 30, 2010, we had 16 total employees, of which 12 were full-time employees.  Our subsidiaries had the following number of employees:

	Total Employees:	Full-Time Employees:

FirstView:	0	0

SOMRI:	0	0

Shoreline:	16	12

Taptopia:	3	0

Shoreline is an employee services company which leases the services of its employees to the subsidiaries of Metiscan and other unrelated third parties.

As of June 30, 2010, we had 8 consultants.  Our subsidiaries had the following number of consultants:

Consultants:

FirstView:	0

SOMRI:	0

Shoreline:	5

Taptopia:	3

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Based on the nature of our current operations, we have not identified any issues of market risk at this time.

ITEM 4T.  CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the Company, with the assistance of advisors, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in section 240.13a-14(c) and 240.15d-14(c) under the Exchange Act) within 90 days prior to the filing of this report. Based upon the evaluation, the principal executive officer and principal financial officer of the Company conclude that the Company’s disclosure controls and procedures are effective in timely alerting management to material information relative to the Company which is required to be disclosed in its periodic filings with the SEC.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II
OTHER INFORMATION

ITEM 1.                 LEGAL PROCEEDINGS

On October 20, 2009, we filed a Demand for Arbitration (the “Demand”) with the American Arbitration Association in New York, New York against Garth James, the former owner of Corpus, Technologies, and the former majority stockholder of SOMRI. Together with the Demand, a Statement of Claim was filed pursuant to which we sought to recover damages from Mr. James based upon Breach of Contract, Fraud in the Inducement, Material Misrepresentations and Unjust Enrichment with respect to an Acquisition Agreement and the breach of an Employment Agreement. This matter was settled on February 5, 2010.  Pursuant to the settlement agreement, each party executed general releases of the other parties to the Demand, and we issued Mr. James the following: thirty-million (30,000,000) shares of common stock, sixty (60) shares of Series E Preferred stock and seventy-two (72) shares of Series F Preferred stock.

On October 29, 2009, SOMRI filed an Original Petition and Request for Disclosures with the District Court in Dallas County, Texas against MRI Central – Little Rock, Inc. (“Little Rock”) and MRI Central – Lubbock, Inc. (“Lubbock”) seeking to recover monies loaned to both Little Rock and Lubbock as evidenced by various promissory notes. The principal amount owed to SOMRI was $356,900. On March 10, 2010, SOMRI filed a Notice of Non-Suit with Prejudice, requesting that the court dismiss with prejudice all claims asserted in the lawsuit.

Mr. Jeff Brooks, a former employee of Corpus, filed a complaint alleging that on April 26, 2007, Corpus, Mr. Garth James, Corpus’s former President and current stockholder, allegedly reached a tentative oral agreement with Mr. Brooks pursuant to which Mr. Brooks would receive approximately $150,000 in compensation. During June 2007, Corpus and Mr. James rejected the alleged agreement. Mr. Brooks then attempted to validate and enforce the alleged agreement and claimed additional damages of an undetermined amount, attorney’s fees and court costs, and pre-judgment and post-judgment interest. On September 29, 2009, the State of Texas Court of Appeals ruled in favor of Corpus and determined that the alleged agreement was not enforceable

On August 21, 2008, Laurel Center Management Employee Profit Sharing Trust, (“Laurel”), the holder of a promissory note from Corpus filed suit in the District Court of Dallas County, Texas against Corpus and Mr. Garth James, Corpus’s former President and stockholder, for Breach of Contract. The suit claims that Corpus failed to make the required quarterly payment on July 1, 2008 within the 15 day grace period and thus defaulted on the promissory note.  Laurel sent Corpus notice on August 6, 2008 of its intent to accelerate the promissory note as set forth in the default provisions.  Corpus failed to pay the amount owing and Laurel sought actual damages to be determined at trial, reasonable and necessary attorney’s fees and court costs and pre-judgment and post-judgment interest at the highest lawful rates. On October 16, 2009, Corpus filed a petition for relief under Chapter 7 of the Bankruptcy Code.  As of March 31, 2010, summary judgment has been granted to Laurel for the full amount of $1,011,638.44 against Corpus and Mr. Garth James; however, because of Corpus’ petition for relief under Chapter 7 of the Bankruptcy Code, Laurel cannot currently collect pursuant to said judgment.  In view of the fact that we are no longer a party, we have no knowledge whether there is an ongoing proceeding.

On July 6, 2009, YPI 6688 NCX, LLC, (“Younan”), Corpus’ former landlord, filed suit in the District Court of Dallas County, Texas against Corpus for Breach of its Lease.  Corpus entered into a six (6) year Lease Agreement with Younan on October 22, 2003.  The suit states that Corpus had vacated the premises prior to the end of the lease term and failed to make payments due pursuant to the lease, thus breaching the terms of the lease.  On October 16, 2009, Corpus filed a petition for relief under Chapter 7 of the Bankruptcy Code.  On August 14, 2009, the District Court of Dallas Awarded Younan a judgment in the amount of $188,593.30; however, because of Corpus’ petition for relief under Chapter 7 of the Bankruptcy Code, Younan cannot currently collect pursuant to said judgment.

Because of Corpus’ petition for relief under Chapter 7 of the Bankruptcy Code on October 16, 2009, our financial statements present the operating results from Corpus as discontinued operations.

ITEM 2.                 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 1, 2010, the Company authorized the issuance of 28,500,000 shares of its common stock to Big Apple Equities, LLC, in consideration for $100,000 of investor relation consulting services, pursuant to Regulation 504.

On July 19, 2010 the Company authorized the issuance of 8,615,385 shares of the Company’s common stock to Michael Foster and Associates, Inc., for services rendered. The shares had a fair market value of $11,200.

On July 19, 2010 the Company authorized the issuance of 85,000,000 shares of the Company’s common stock to our Executive Vice President, Jacob Cohen, for services rendered. The shares had a fair market value of $29,750.

On August 4, 2010, we authorized the issuance of 2,750,000 shares of our common stock in consideration of a $3,300 investment by Steven Weiss. The common stock was purchased pursuant to a Subscription Agreement.  We believe that the issuance was exempt from registration pursuant to § 4(2) of the Securities Act of 1933, as amended, in view of the fact that it did not involve a public offering.

On August 6, 2010, we authorized the issuance of 3,500,000 shares of our common stock as compensation to Iain Shigeoka, Ph.D. and employee of Shoreline Employment Services, and the President and CEO of FirstView for services rendered. The shares had a fair market value of $1,050 and have not been issued yet.  We believe that the issuance was exempt from registration pursuant to § 4(2) of the Securities Act of 1933, as amended, in view of the fact that it did not involve a public offering.

On August 6, 2010, we authorized the issuance of 4,000,000 shares of our common stock as compensation to Raymond Isaac and employee of Shoreline Employment Services, and the Vice President of Information Technology for FirstView for services rendered. The shares had a fair market value of $1,200 and have not been issued yet.  We believe that the issuance was exempt from registration pursuant to § 4(2) of the Securities Act of 1933, as amended, in view of the fact that it did not involve a public offering.

All purchasers represented in writing that they acquired the securities for their own accounts.  A legend was placed upon the stock certificates stating that the securities have not been registered pursuant to the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

We have not, nor has any person acting on our behalf, offered or sold any of our securities by means of any form of general solicitation or general advertising.  No services were performed by any purchaser as consideration for the shares issued.

We have never utilized an underwriter for an offering of our securities and there were no underwriting discounts or commissions involved.

The proceeds from the sale of the Company’s securities were be used for working capital purposes.

ITEM 3.                 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                 REMOVED AND RESERVED

ITEM 5.                 OTHER INFORMATION

None.

ITEM 6.                 EXHIBITS

Exhibit	Description
3(i)	Articles of Incorporation*
3(ii) 4	Bylaws* Instruments defining the rights of security holders*

31	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Lease for office space at 12225 Greenville Avenue, Suite 700, Dallas, Texas 75243*
99.2	Lease for office space at 12225 Greenville Avenue, Suite 700, Dallas, Texas 75243*
99.3	Lease for office space at 48 Tunnel Rd. Suite 102, Pottsville, Pennsylvania 17901*

* Filed on August 20, 2010 with the Registrant's Form S-1 Registration Statement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METISCAN, INC. (Registrant)

Dated: August 20, 2010	By:	/s/ Bryan A. Scott
Bryan A. Scott
President and Chief Executive Officer

	By:	/s/ Janine Frieh
Janine Frieh
Chief Financial Officer