Form 10-Q/A
period 2009-06-30
METISCAN, INC.
filed 2010-09-01
CIK 1092945

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q / A
(Amendment No. 1)

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

We have filed a Registration Statement on Form S-1 (“S-1”) with the Securities and Exchange Commission (“SEC”).  However, the S-1 has not yet been declared effective or reviewed by the SEC.  Until the S-1 is declared effective by the SEC, we are not a SEC reporting company.  There can be no assurance that our S-1 will ever be declared effective by the SEC.

We have voluntarily chosen to file this Form 10-Q Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (“10-Q”).  This 10-Q has not been reviewed by the SEC and our voluntary quarterly and annual filings will likely not be reviewed by the SEC until after the S-1 is declared effective.  Further, although we inted to comply with the SEC's filing requirements, in view of the fact that we are not a SEC reporting company, we are not required to adhere to the SEC’s filing requirements.

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

We have filed a Registration Statement on Form S-1 ("S-1") with the Securities and Exchange Commission ("SEC").  However, the S-1 has not yet been declared effective or reviewed by the SEC.  Until the S-1 is declared effective by the SEC, we are not a SEC reporting company.  There can be no assurance that our S-1 will ever be declared effective by the SEC.

We have voluntarily chosen to file this Form 10-Q Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 ("10-Q").  This 10-Q has not been reviewed by the SEC and our voluntary quarterly and annual filings will likely not be reviewed by the SEC until after the S-1 is declared effective.  Further, although we intend to comply with the SEC's filing requirements, in view of the fact that we are not a SEC reporting company, we are not required to adhere to the SEC's filing requirements.

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

ITEM 1A.             RISK FACTORS

Our S-1 has not yet been declared effective.

We have filed a Registration Statement on Form S-1 (“S-1”) with the Securities and Exchange Commission (“SEC”).  However, the S-1 has not yet been declared effective or reviewed by the SEC.  Until the S-1 is declared effective by the SEC, we are not a SEC reporting company.  There can be no assurance that our S-1 will ever be declared effective by the SEC.

We have voluntarily chosen to file this Form 10-Q Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (“10-Q”).  This 10-Q has not been reviewed by the SEC and our voluntary quarterly and annual filings will likely not be reviewed by the SEC until after the S-1 is declared effective.  Further, although we intend to comply with the SEC's filing requirements, in view of the fact that we are not a SEC reporting company, we are not required to adhere to the SEC’s filing requirements.

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

METISCAN, INC. (Registrant)

Dated: August 31 , 2010	By:	/s/ Bryan A. Scott
Bryan A. Scott
President and Chief Executive Officer

	By:	/s/ Janine Frieh
Janine Frieh
Chief Financial Officer