Form 10-Q
period 2010-09-30
METISCAN, INC.
filed 2010-11-29
CIK 1092945

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2010

[ ]	Transition Report under Section 13 or 15(d) of the Exchange Act For the Transition Period from ________ to ___________

Commission File Number: 333-123611

METISCAN, INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-3613222 (I.R.S. Employer Identification No.)

12225 Greenville Ave, Suite 700
Dallas, Texas 75243
Telephone: 972-479-8866
(Address and phone number of principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [_]   No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]   No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[_]	Accelerated filer	[_]

Non-accelerated filer	[_]	Smaller reporting company	[X]

Check whether the issuer is a “shell company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934.  Yes [_]   No [X]

The Registrant had 2,401,704,555 shares of Common stock, par value $.0001 per share issued and outstanding as of November 23, 2010.

We have filed a Registration Statement on Form S-1 (“S-1”) with the Securities and Exchange Commission (“SEC”).  However, the S-1 has not yet been declared effective by the SEC.  Until the S-1 is declared effective by the SEC, we are not a SEC reporting company.  There can be no assurance that our S-1 will ever be declared effective by the SEC.

We have voluntarily chosen to file this Form 10-Q Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (“10-Q”).  This 10-Q has not been reviewed by the SEC and our voluntary quarterly and annual filings will likely not be reviewed by the SEC until after the S-1 is declared effective.  Further, although we intend to comply with the SEC’s filing requirements, in view of the fact that we are not a SEC reporting company, we are not required to adhere to the SEC’s filing requirements.

INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements (Unaudited)

	Condensed Balance Sheets
	December 31, 2009 and September 30, 2010	3
	Condensed Statements of Operations
	For the Three and Nine Months Ended September 30, 2010 and 2009	4
	Condensed Statements of Shareholders’ Equity (Deficit)
	For the Nine Months Ended September 30, 2010	5-6
	Condensed Statements of Cash Flows
	For the Nine Months Ended September 30, 2010 and 2009	7-8

	Notes to Condensed Financial Statements	9-19

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3.	Defaults Upon Senior Securities	38

Item 4.	(Removed and Reserved)	38

Item 5.	Other Information	38

Item 6.	Exhibits	38

Signatures		39

METISCAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(UNAUDITED)

ASSETS

CURRENT ASSETS

Cash	$166,031	$13,301
Cash, restricted		8,057,420
Accounts receivable	566,680	426,213
Notes receivable	1,514	1,941

TOTAL CURRENT ASSETS	734,225	8,498,875

PROPERTY AND EQUIPMENT, net of accumulated depreciation	2,642,691	2,685,405

PREPAID EXPENSES	18,907	18,906
OTHER ASSETS	673,522
OTHER NON-CURRENT ASSETS, including restricted cash of $7,955,795	7,955,795	1,210,804

TOTAL ASSETS	$12,025,140	$12,413,990

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$2,281,277	2,666,630
Notes payable, current portion	2,188,302	2,029,736
Security deposit	8,016	8,016

TOTAL CURRENT LIABILITIES	4,477,595	4,704,382

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, par value $0.0001 per share
Authorized – 10,000,000 shares
Issued and outstanding – 750,000 shares series “C”	75	75
Issued and outstanding – 500,000 shares series “D”	50	50
Issued and outstanding – 60 shares series “E”	-	-
Issued and outstanding – 72 shares series “F”	-	-
Common stock, par value $0.0001 per share
Authorized – 5,000,000,000 shares
Issued and outstanding – 2,401,704,555 and 2,239,339,170,
respectively	240,171	223.934
Additional paid-in capital	9,171,616	9,047,353
Accumulated deficit	(1,864,367)	(1,561,804)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	7,547,545	7,709,608

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$12,025,140	$12,413,990

The accompanying notes are an integral part of the financial statements.

METISCAN, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

REVENUES	$462,799	$566,498	$1,876,289	$1,718,148

COST OF REVENUES	105,439	149,278	398,358	414,354

GROSS PROFIT	357,360	417,220	1,477,931	1,303,794

EXPENSES
Selling, general and administrative	394,176	642,526	1,330,283	1,366,468

TOTAL EXPENSES	394,176	642,526	1,330,283	1,366,468

INCOME (LOSS) FROM OPERATIONS	(36,816)	(225,306)	147,648	(62,674)

OTHER INCOME (EXPENSE)
Interest income	23	-	94	-
Gain (loss) on settlement of debt, net	(28,333)	(966,740)	(403,459)	(943,131)
Interest expense	(28,576)	(44,668)	(46,846)	(82,864)

TOTAL OTHER INCOME (EXPENSE)	(56,886)	(1,011,408)	(450,211)	(1,025,995)

INCOME (LOSS) BEFORE INCOME TAXES	(93,702)	(1,236,714)	(302,563)	(1,088,669)

Income tax expense	-	8,044	-	69,865

NET INCOME (LOSS) FROM CONTINUING
OPERATIONS	(93,702)	(1,244,758)	(302,563)	(1,158,534)

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	(74,569)	-	(316,327)

NET INCOME (LOSS)	(93,702)	(1,319,327)	(302,563)	(1,474,861)

NET (LOSS) PER COMMON SHARE

Basic and diluted	$(0.00)	$(0.00)	(0.00)	(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING

Basic and diluted	2,375,505,836	643,192,495	2,304,394,725	254,653,600

The accompanying notes are an integral part of the financial statements.

METISCAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)

	Preferred Series “A”		Preferred Series “B”		Preferred Series “C”		Preferred Series “D”		Preferred Series “E”
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance December 31, 2009	48	$-	72	$-	750,000	$75	500,000	$50	-	$-

Common stock issued for cash	-	-	-	-	-	-	-	-	-	-

Conversion of shares due to settlement	(48)	-	(72)	-	-	-	-	-	56	-

Common stock issued for services	-	-	-	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	-

Balance, September 30th, 2010	-	$-	0	$-	750,000	$75	500,000	$50	56	$-

The accompanying notes are an integral part of the financial statements.

METISCAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)

	Preferred Series “F”		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance December 31, 2009	-	$-	2,239,339,170	$223,934	$9,047,353	$(1,561,804)	$7,709,608

Common stock issued for cash	-	-	2,750,000	275	3,025	-	3,300

Conversion of shares due to settlement	68	-	30,000,000	3,000	(9,000)	-	(6,000)

Common stock issued for services			129,615,385	12,962	130,238	-	143,200

Net loss	-	-	-	-	-	(302,563)	(297,915)

Balance, September 30, 2010	68	$-	2,401,704,555	$240,171	$9,171,616	$(1,864,367)	$7,552,193

The accompanying notes are an integral part of the financial statements.

METISCAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(302,563)	$(1,474,861)
Adjustments to reconcile net (loss) to net cash
(used) by operating activities:
Common stock issued for services	143,200	59,690
Gain (loss) on settlement of debt	403,459	(334,487)
Loss on settlement of debt with stock issuance	-	943,139
Depreciation expense	133,151	263,058
Changes in operating assets and liabilities:
Accounts receivable	(140,467)	134,184
Prepaid expenses	-	20,579
Accounts payable and accrued liabilities	(385,353)	1,038,971
Notes receivable	427	38,081
Other assets	133,823	3,446
NET CASH PROVIDED BY OPERATING ACTIVITIES	(14,323)	678,600

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(90,438)	(68,216)
NET CASH USED BY INVESTING ACTIVITIES	(90,438)	(68,216)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from cash held in escrow	101,625	-
Proceeds from (repayments of) notes payable	152,566	(510,733)
Proceeds from (repayments of) notes payable, shareholder	-	(3,453)
Proceeds from common stock	3,300	5,000
Cancellation of common stock subscription	-	(100,700)
NET CASH USED BY FINANCING ACTIVITIES	257,491	(564,886)

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	152,730	43,999
CASH AND CASH EQUIVALENTS
AT THE BEGINNING OF THE PERIOD	13,301	21,701

CASH AND CASH EQUIVALENTS
AT THE END OF THE PERIOD	$166,031	$65,700

The accompanying notes are an integral part of the financial statements.

METISCAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

	2010	2009

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

Interest paid	$46,846	$200,493
Taxes paid	$11,400	$65,238

METISCAN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
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

On December 31, 2008, we completed the acquisition of two diagnostic imaging facilities, Schuylkill Open MRI, Inc. (SOMRI) located in Pottsville, Pennsylvania and Metiscan-CC, Inc. (Corpus), located in Corpus Christi, Texas in stock-for-stock transactions. As a result, Corpus became our wholly owned subsidiary and SOMRI became our seventy two (72%) percent owned subsidiary (a minority of the issued and outstanding shares of SOMRI are owned by a Pennsylvania physician, a former officer of SOMRI and a former consultant of SOMRI). Pursuant to the same Agreement the Company agreed to issue a total of 9,000,000,000 shares (the “Imaging Shares”) of its common stock in exchange for 100% of the issued and outstanding shares of Corpus and a majority ownership of SOMRI. Pursuant to an ancillary letter agreement dated December 31, 2008, Metiscan agreed to issue the Imaging Shares on or before March 31, 2009. The Imaging Shares were issued as 900,000 shares of Series “C” Preferred Stock on May 7, 2009, which are convertible into 9,000,000,000 shares of the Company’s common stock.

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

We entered into an agreement dated June 26, 2009 (the “Account Management Agreement”) with Copperbottom Investments, Ltd., Absentia Holdings, Ltd., Orange Investments, Ltd., Agri-Technologies International, Ltd. and Britannia Securities International, Ltd. as the investors (the “Investors”) and Elco Securities, Ltd. as the manager of the transaction (the “Intermediary”), which may provide us with up to $7,955,795 (the “Funds”), which is set forth on our balance sheet as of June 30, 2010 as “cash, restricted”.  The following are the terms and conditions of the Account Management Agreement:

1.
The Funds are being held in an account in the name of Metiscan, Inc. which is controlled by the Intermediary.  Before any of the Funds are released to us, 525,085,751 shares of our common stock issuable upon the exercise of an aggregate of 14 warrants being held by the Intermediary on behalf of the Investors pursuant to the Account Management Agreement must be free trading.

2.
There are 24 milestones, or “Breakouts”.  The first Breakout requires that the average bid price of our common stock shall be $0.0120 per share, and that the average daily volume shall be 10,653,587 shares.  The average bid price requirement for each Breakout increases, so that the 24th Breakout requires that the average bid price be $0.0311 per share, and that the average daily volume be 2,752,527 shares.  Upon reaching each breakout, we shall receive a sum of cash ranging from $110,752 to $405,085.  The Intermediary shall track the average closing bid price of our common stock (the "Bid") and average daily volume of trading of our common stock (the "Volume") for each trading day within a specified 30 calendar day period.

3.	Certain fees and expenses shall be deducted from the Breakout payments before being delivered to us.

In addition to the foregoing conditions, upon the release of the Funds to us there are numerous conditions upon our operations and upon our use of the Funds after we receive the Funds, unless we receive approval from the Investors to forgo any, or all, of the following conditions:

1.	We are not permitted to consolidate our common shares without the agreement of the Investors until after the earlier of (i) June 26, 2013 or (ii) after the exercise of certain warrants.

2.
We must make available to the public adequate current information about us within the meaning of Rule 144(c), which was promulgated by the Securities and Exchange Commission pursuant to §4(1) of the Securities Act of 1933, as amended.

3.	We must be publicly traded on an exchange suitable to the Investors.

4.
We are restricted from consolidating our common stock, and restricted from selling, merging or spinning-off more than 5% of our underlying assets for a period of one year following the “completion of capital placement” by the Investors.

5.	We may not utilize any funds we receive for any of the following:

A.	Leasing vehicles for management,

B.
Legal or general and administrative expenses not related to filing all required reports pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934, as amended,, such as registration, SEC compliance and listing requirement,

C.	Repayment of management or shareholder loans except as to be approved by the Investors,

D.	Past due salaries,

E.	Settlement of legal liabilities or

F.	Severance packages.

On August 11, 2009, with respect to the Account Management Agreement discussed above, we executed a Unit Subscription Agreement with the following five (5) private equity investors (the “Investors”): Copperbottom Investments, Ltd., Absentia Holdings, Ltd., Orange Investments, Ltd., Agri-Technologies International, Ltd. and Britannia Securities International, Ltd.  Each of the Investors agreed to acquire 100,000 shares of our Series D Preferred Stock.  Each Investor invested one million four hundred fifty four thousand seven hundred and sixty five dollars ($1,454,765), for a total of seven million two hundred and seventy three thousand eight hundred and twenty three dollars ($7,273,823).  The release of all monies from the sale of the 500,000 shares of Series D Preferred Stock are subject to a number of conditions, including, but not limited to, registration of the underlying common stock with the SEC and the terms and conditions of the Account Management Agreement.  We believe that the issuance was exempt from registration pursuant to § 4(2) of the Securities Act of 1933, as amended, in view of the fact that it did not involve a public offering.

On June 24, 2009, we announced that we had determined to become a holding company focused upon growing our organization by making key acquisitions of companies which focus on developing new technologies.

On October 16, 2009, Corpus filed a petition for relief under Chapter 7 of the Bankruptcy Code. We have written off the assets and liabilities of Corpus and described the operating results from Corpus as discontinued operations.

On February 11, 2010, Taptopia entered into a joint venture with ConvExx, LLC to form Appcon, LLC (“Appcon”), which was formed under the laws of the State of Nevada. Pursuant to the Operating Agreement of Appcon, each of Taptopia and ConvExx own a 50% interest in Appcon, which was created to function as a trade show organizer for mobile application trade shows to be held in the future.

The historical financial information presented in this report is that of the Company, FirstView, SOMRI, Shoreline and Taptopia. The historical financial information has been restated to reflect the discontinued operations of Corpus.

As of September 30, 2010, we operated the following subsidiaries:

• FirstView EHR, Inc. (“FirstView”) – FirstView is our majority owned subsidiary which provides healthcare information technology (“Healthcare IT”) services for diagnostic imaging facilities, including, but not limited to, web-based electronic healthcare records (EHR), long-term archiving and professional “Healthcare IT” services.

As of November 15, 2010 FirstView has ceased its operations and is currently evaluating other business pursuits.

• Schuylkill Open MRI, Inc. (“SOMRI”) – We own seventy two (72%) percent of SOMRI.  A minority of the issued and outstanding shares of SOMRI are owned by a Pennsylvania physician, a former officer of SOMRI and a former consultant of SOMRI.  SOMRI is an independent diagnostic testing facility (IDTF) located in Pottsville, Pennsylvania providing Magnetic Resonance Imaging (MRI) services and is unaffiliated with any hospital or medical group. SOMRI officially opened for business and began its operations in March, 2003 as an outpatient open MRI facility. SOMRI currently performs exams on the Siemens Concerto OPEN MRI System utilizing Siemens’ Syngo software. In 2008, Schuylkill also added the Siemens Magnetom Vision 1.5T high field closed magnet to its facility. Having both the Siemens Concerto OPEN MRI System and the Siemens Magnetom Vision 1.5T high field closed magnet gives SOMRI flexibility in the studies it can conduct. SOMRI uses FirstView’s Healthcare IT support to host and manage its RIS and PACS systems.  SOMRI offers same day, evening and Saturday appointments to accommodate emergency and non-emergency patient’s schedule needs.

SOMRI participates in most major insurance plans. SOMRI also accepts Medicare, Medicaid, Worker’s Compensation claims, Personal Injury Protection (PIP) and Letters of Protection (LOPs) for participating personal injury attorneys in the area. SOMRI is accredited by the American College of Radiology (ACR).

• Shoreline Employment Services, Inc. (“Shoreline”) – Shoreline is an employment services company which provides part-time, full time, and contract employees, and provides other human resource related services such as employee benefits and retirement plans such as 401ks to us, our subsidiaries and one third party on an as-needed basis. Shoreline is our wholly owned subsidiary.

• Taptopia, Inc. (“Taptopia”) – Taptopia is our wholly owned subsidiary which provides technology utilizing Smartphones to event organizers, convention centers, and their related vendors. Taptopia’s cornerstone product the Digital Show Guide™ (DSG), which was launched in December of 2009, enables attendees and exhibitors to easily navigate event schedules and exhibitor information from their Apple iPhones™, iPod touches™ and iPads™.  Users have the ability to take notes about events or exhibitors directly within the software application, send their contact information and notes immediately to their contacts, utilize pre-event planning tools and stay current with real-time announcements.  The DSG replaces traditional paper show guides and provides event organizers the ability to make last minute changes and additions to the DSG electronically.

Taptopia has filled a design patent application and a trademark application with the United States Patent and Trademark Office (USPTO) to legally protect Taptopia's Digital Show Guide™ product.  The design patent application protects the graphical user interface (GUI) and its interactive design elements related to Taptopia's interactive digital maps. The trademark application protects the mobile software product's trade name -- Digital Show Guide™.  Taptopia is also working on other Smartphone software technologies that may be utilized by event organizers, convention centers, and their related vendors.

On February 11, 2010, Taptopia entered into a joint venture with ConvExx, LLC to form Appcon, LLC (“Appcon”), which was formed under the laws of the State of Nevada. Pursuant to Appcon’s Operating Agreement, each of Taptopia and ConvExx hold a 50% interest in Appcon, which was created to function as a trade show organizer for mobile application trade shows to be held in the future.  The trade show which Appcon was to organize initially was postponed due to insufficient registrations by trade show participants.

Basis of Presentation

In connection with preparation of the consolidated condensed financial statements and in accordance with the recently issued Statement of Financial Accounting Standards No. 165 “Subsequent Events” (SFAS 165), the Company evaluated subsequent events after the balance sheet date through the issuance date of these financial statements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  The Company has incurred net loss during the nine months ended September 30, 2010 and has a working capital deficit of $3,743,370.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

During fiscal 2010 and continuing through fiscal 2011, Management plans to take the following steps in order to grow Metiscan;

•	Continue to reduce operating expenses by eliminating inefficiencies in our operations;

•	Procure capital equipment necessary to maintain a market advantage for our products and services offered;

•	Evaluate further upgrades and improve service at our freestanding diagnostic imaging center;

•	Develop mobile software solutions for the convention, meeting and trade show industries;

•	Raise additional working capital through the sale of the Company’s common stock and convertible debt; and

•	Develop and acquire new technologies and operating ventures that add value to the overall entity.

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

Disclosure About Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at September 30, 2010 as defined in FASB 107 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.  Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Basic and Diluted Income (Loss) per Share

In accordance with SFAS No. 128, “Earnings Per Share,” basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2010 and 2009, the Company had no potentially dilutive shares.

Recent Accounting Pronouncements

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2  ACCOUNTS PAYABLE AND ACCRUED LIABILITY

Approximately $1,500,000 of the $2,281,277 accounts payable and accrued liabilities are attributed to discounted operations and the corresponding chapter 7 bankruptcy proceedings for Corpus.

NOTE 3  CANCELLATION OF SERIES A & SERIES B PREFERRED STOCK

On February 5, 2010, the Company cancelled its Series A and Series B Preferred class of stock (“A and B Preferred Shares”) and created a Series E and Series F Preferred class of stock (“E and F Preferred Shares”). The cancellation of the A and B Preferred Shares and creation of the E and F Preferred Shares was pursuant to the settlement agreement reached with Garth James whereby Mr. James was issued sixty (60) shares of Series E Preferred stock and seventy-two (72) shares of Series F Preferred stock. Each month, beginning February 2010, the Company redeems one (1) share of Series E Preferred stock and one (1) share of Series F Preferred stock at the total cost of approximately $10,000.  Through September 30, 2010, the Company has redeemed six (6) shares of each Series for a total of approximately $60,000.

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

NOTE 5  LOSS ON SETTLEMENT OF DEBT

During the three months and nine months ended September 30, 2010, we experienced a net loss on the settlement of debt in the amount of $28,333 and $375,126, respectively. This loss on the settlement of debt was mainly attributed to the write off of $356,900 of notes receivable by our subsidiary, SOMRI, due to the determination that these funds were not collectible.

NOTE 6  LEGAL PROCEEDINGS

Shareholder and Former President

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

Notes Receivables

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

Former Employee

Mr. Jeff Brooks, a former employee of Corpus, filed a complaint alleging that on April 26, 2007, Corpus and Mr. Garth James, Corpus’s former President and current stockholder, allegedly reached a tentative oral agreement with Mr. Brooks pursuant to which Mr. Brooks would receive approximately $150,000 in compensation. During June 2007, Corpus and Mr. James rejected the alleged agreement. Mr. Brooks then attempted to validate and enforce the alleged agreement and claimed additional damages of an undetermined amount, attorney’s fees and court costs, and pre-judgment and post-judgment interest. On September 29, 2009, the State of Texas Court of Appeals ruled in favor of Corpus and determined that the alleged agreement was not enforceable.

Note Payable

On August 21, 2008, Laurel Center Management Employee Profit Sharing Trust, (“Laurel”), the holder of a promissory note from Corpus, filed suit in the District Court of Dallas County, Texas against Corpus and Mr. Garth James, Corpus’s former President and current stockholder, for Breach of Contract. The suit claims that Corpus failed to make the required quarterly payment on July 1, 2008 within the 15 day grace period and thus defaulted on the promissory note.  Laurel sent Corpus notice on August 6, 2008 of its intent to accelerate the promissory note as set forth in the default provisions.  Corpus failed to pay the amount owing and Laurel sought actual damages to be determined at trial, reasonable and necessary attorney’s fees and court costs and pre-judgment and post-judgment interest at the highest lawful rates. On October 16, 2009, Corpus filed a petition for relief under Chapter 7 of the Bankruptcy Code.  As of March 31, 2010, summary judgment has been granted to Laurel for the full amount of $1,011,638.44 against Corpus and Mr. Garth James; however, because of Corpus’ petition for relief under Chapter 7 of the Bankruptcy Code, Laurel cannot currently collect pursuant to said judgment.  In view of the fact that we are no longer a party, we have no knowledge whether there is an ongoing proceeding.

Lease

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

We have filed a Registration Statement on Form S-1 (“S-1”) with the Securities and Exchange Commission (“SEC”).  However, the S-1 has not yet been declared effective by the SEC.  Until the S-1 is declared effective by the SEC, we are not a SEC reporting company.  There can be no assurance that our S-1 will ever be declared effective by the SEC.

We have voluntarily chosen to file this Form 10-Q Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (“10-Q”).  This 10-Q has not been reviewed by the SEC and our voluntary quarterly and annual filings will likely not be reviewed by the SEC until after the S-1 is declared effective.  Further, although we intend to comply with the SEC’s filing requirements, in view of the fact that we are not a SEC reporting company, we are not required to adhere to the SEC’s filing requirements.

You should be aware that our results from operations could materially be affected by a number of factors, which include, but are not limited to the following: our ability to control costs and expenses, access to capital, and our ability to meet contractual obligations. There may be other factors not mentioned above or included elsewhere in this report that may cause actual results to differ materially from any forward-looking information.

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

SELECT FINANCIAL INFORMATION

	For the Three Months Ended
	September 30, 2010	September 30, 2009
Statement of Operations Data

Total Revenue	$462,799	$566,498
Operating Loss	$(36,816)	$(225,306)
Net income (loss) after taxes	$(93,702)	$(1,319,327)
Net income ( loss) per share	$(0.00)	$0.00

Balance Sheet Data

Total assets	$12,025,140	$12,054,417
Total liabilities	$(4,477,595)	$(4,662,785)
Stockholders’ equity (deficit)	$7,547,545	$(7,391,632)

During the three months ended September 30, 2010 our revenues were $462,799 as compared to $566,498 during the three months ended September 30, 2009. This decrease of $103,699, or 18%, is a result of a reduction in revenues that our majority owned subsidiary FirstView EHR, Inc. (“FirstView”) produced.

Our cost of revenues during the three months ended September 30, 2010 were $105,439 as compared to $149,278 during the three months ended September 30, 2009. Cost of revenues as a percentage of revenues were 23% during the three months ended September 30, 2010 as compared to 26% during the three months ended September 30, 2009. This decrease of $43,834 or 4% is a direct result of a decrease in revenues that our majority owned subsidiary FirstView produced.

Although there can be no assurance, we anticipate cost of revenues to remain within the range of 10% to 25% of revenues in the foreseeable future.

Our selling, general and administrative expenses during the three months ended September 30, 2010 were $394,176 as compared to $642,526 during the three months ended September 30, 2009. The decrease of $248,350, or 38%, was the result of streamlining operations and reducing unnecessary workforce.  This decrease was offset by an increase in professional fees associated with required financial filings and legal proceedings. While there can be no assurance of a specific trend, we are continually working to minimize our selling, general and administrative expenses that will allow our revenues to sufficiently cover these expenses.

We experienced a net loss from operations of $36,816 during the three months ended September 30, 2010 as compared to a net loss from operations of $225,306 during the three months ended September 30, 2009.

Our interest expense during the three months ended September 30, 2010 was $28,576 as compared to $44,668 during the three months ended September 30, 2009. The reduction in interest expense is a direct result of the discontinued operations and Chapter 7 bankruptcy filing of Corpus. As of September 30, 2010, the interest rates on our notes payable ranged from 6.1% to 12%.

During the three months ended September 30, 2010 we experienced a net loss on the settlement of debt in the amount of $28,333 as compared to $966,740 during the three months ended September 30, 2009.

	For the Nine Months Ended
	September 30, 2010	September 30, 2009
Statement of Operations Data

Total Revenue	$1,876,289	$1,718,148
Operating Income (Loss)	$147,648	$(62,674)
Net income (loss) after taxes	$(302,563)	$(1,474,861)
Net income ( loss) per share	$(0.00)	$0.00

Balance Sheet Data

Total assets	$12,025,140	$12,054,417
Total liabilities	$(4,477,595)	$(4,662,785)
Stockholders’ deficit	$(7,547,545)	$(7,391,632)

During the nine months ended September 30, 2010 our revenues were $1,876,289 as compared to $1,718,148 during the nine months ended September 30, 2009. This increase of $158,141, or 9%, is primarily the result of our operation of SOMRI and revenues that our wholly owned subsidiary Taptopia, Inc. produced.

Our cost of revenues during the nine months ended September 30, 2010 were $398,358 as compared to $414,354 during the three months ended September 30, 2009. Cost of revenues as a percentage of revenues were 21% during the nine months ended September 30, 2010 as compared to 24% during the nine months ended September 30, 2009. This decrease of $15,996 or 3% is a direct result of increased revenues and our focus on eliminating inefficiencies in our operations.

Although there can be no assurance, we anticipate cost of revenues to remain within the range of 10% to 25% of revenues in the foreseeable future.

Our selling, general and administrative expenses during the nine months ended September 30, 2010 were $1,330,283 as compared to $1,366,468 during the nine months ended September 30, 2009. The decrease of $36,185, or 3%, was the result of streamlining operations and reducing unnecessary workforce.  This decrease was offset by increase professional fees associated with required financial filings and legal proceedings. While there can be no assurance of a specific trend, we are continually working to minimize our selling, general and administrative expenses that will allow our revenues to sufficiently cover these expenses.

We experienced a net income from operations of $147,648 during the nine months ended September 30, 2010 as compared to a net loss from operations of $62,674 during the nine months ended September 30, 2009.

Our interest expense during the nine months ended September 30, 2010 was $46,846 as compared to $82,864 during the nine months ended September 30, 2009. The reduction interest expense is a direct result of the discontinued operations and the Chapter 7 bankruptcy filing of Corpus. As of September 30, 2010, the interest rates on our notes payable ranged from 6.1% to 12%.

During the nine months ended September 30, 2010 we experienced a net loss on the settlement of debt in the amount of $403,459 as compared to $943,131 during the three months ended September 30, 2010.

During the three months ended September 30, 2010, SOMRI, Shoreline, Firstview and Taptopia produced revenues of $421,374, $21,214, $15,361 and $3,750, respectively, representing 90%, 6%, 3% and 1%, respectively, of our total revenues.

During the nine months ended September 30, 2010, SOMRI, Firstview, Shoreline and Taptopia and produced revenues of $1,677,959, $111,016, $64,264 and $23,050, respectively, representing 89%, 6%, 3% and 1%, respectively, of our total revenues.

During the three months ended September 30, 2010, Shoreline, Taptopia, Firstview and SOMRI and produced net income (loss) of $43,457, ($18,138), ($33,297) and ($58,067), respectively. During the nine months ended September 30, 2010, Shoreline, Taptopia, Firstview, and SOMRI produced net income (loss) of $47,742, ($31,486), ($49,572) and ($120,201), respectively.

Liquidity and Capital Resources

We have incurred an operating loss for the nine months ended September 30, 2010 and an operating loss for the nine months ended September 30, 2009. As of September 30, 2010, we had an accumulated deficit of $1,864,367 and available cash of $166,031. The Company had a working capital deficit of $3,743,370 as of September 30, 2010.

Although there can be no assurance, we expect our revenues to increase during the foreseeable future as a result of increasing the number of customers we service. Revenues from our services are expected to increase in proportion to the number of customers serviced by us. Currently cash flows from operations are not sufficient to meet our cash requirements. Consequently, we are depending upon the proceeds from future debt or equity investments to sustain our operations and implement our business plan until revenue is sufficient to cover our operating expenses. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition. There can be no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

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

During the nine months ended September 30, 2010 cash used in operations was $14,323 as compared to $678,600 cash provided by operations during the nine months ended September 30, 2009. This is a direct result of our increase in net loss in the amount of $1,172,298 and the decrease in accounts payable and accrued expenses in the amount of $385,101 during the nine months ended September 30, 2010 as compared to an increase of $1,038,971 during the nine months ended September 30, 2009.

During the nine months ended September 30, 2010 we used $90,438 to purchase property and equipment as compared to $68,216 during the nine months ended September 30, 2009.

During the nine months ended September 30, 2010 we received $257,491 of cash in financing activities as compared to using $564,886 in financing activities during the nine months ended September 30, 2009.

Off-Balance Sheet Arrangements

Since our inception through September 30, 2010, we have not engaged in any off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

Plan of Operation

On August 8, 2008, Metiscan, Inc. (Metiscan, the Company, our or we) completed the acquisition of Metiscan Technologies, Inc. (Technologies) and at the same time, elected a new slate of directors and appointed new corporate officers.

On November 13, 2008, we formed Taptopia, Inc., a wholly owned subsidiary that provides technology utilizing Smartphones to event organizers, convention centers, and their related vendors

On November 13, 2008, we formed Shoreline Employment Services, Inc., an employment services company which provides part-time, full time, and contract employees.

On December 31, 2008, we completed the acquisition of two diagnostic imaging facilities, Schuylkill Open MRI, Inc. (SOMRI) located in Pottsville, Pennsylvania and Metiscan-CC, Inc. (“Corpus”), located in Corpus Christi, Texas in stock-for-stock transactions. As a result, Corpus became our wholly owned subsidiary and SOMRI became our seventy two (72%) percent owned subsidiary (the remaining issued and outstanding shares of SOMRI are owned by a Pennsylvania physician, a former officer of SOMRI and a former consultant of SOMRI). Pursuant to the same Agreement the Company agreed to issue a total of 9,000,000,000 shares (the “Imaging Shares”) of its common stock in exchange for 100% of the issued and outstanding shares of Corpus and a majority ownership of SOMRI. Pursuant to an ancillary letter agreement dated December 31, 2008, Metiscan agreed to issue the Imaging Shares on or before March 31, 2009. The Imaging Shares were issued as 900,000 shares of Series “C” Preferred Stock on May 7, 2009, which are convertible into 9,000,000,000 shares of the Company’s common stock.

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

On October 16, 2009, Corpus filed a petition for relief under Chapter 7 of the Bankruptcy Code. We have written off the assets and liabilities of Corpus and described the operating results from Corpus as discontinued operations.

On February 11, 2010, Taptopia entered into a joint venture with ConvExx, LLC to form Appcon, LLC (“Appcon”), which was formed under the laws of the State of Nevada. Pursuant to Appcon's Operating Agreement, each of Taptopia and ConvExx own a 50% interest in Appcon, which was created to function as a trade show organizer for mobile application trade shows to be held in the future.

The historical financial information presented in this report is that of the Company, FirstView, SOMRI, Shoreline and Taptopia. The historical financial information has been restated to reflect the discontinued operations of Corpus.

As of September 30, 2010, we operated the following subsidiaries:

• FirstView EHR, Inc. (“FirstView”) – FirstView is a majority owned subsidiary which provides healthcare information technology (“Healthcare IT”) services for diagnostic imaging facilities, including, but not limited to, web-based electronic healthcare records (EHR), long-term archiving and professional “Healthcare IT” services.

As of November 15, 2010 FirstView has ceased its operations and is currently evaluating other business pursuits.

• Schuylkill Open MRI, Inc. (“SOMRI”) – We own seventy two (72%) percent of SOMRI.  A minority of the issued and outstanding shares of SOMRI are owned by a Pennsylvania physician, a former officer of SOMRI and a former consultant of SOMRI.  SOMRI is an independent diagnostic testing facility (IDTF) located in Pottsville, Pennsylvania providing Magnetic Resonance Imaging (MRI) services and is unaffiliated with any hospital or medical group. SOMRI officially opened for business and began its operations in March, 2003 as an outpatient open MRI facility. SOMRI currently performs exams on the Siemens Concerto OPEN MRI System utilizing Siemens’ Syngo software. In 2008, Schuylkill also added the Siemens Magnetom Vision 1.5T high field closed magnet to its facility. Having both the Siemens Concerto OPEN MRI System and the Siemens Magnetom Vision 1.5T high field closed magnet gives SOMRI flexibility in the studies it can conduct. SOMRI uses FirstView’s Healthcare IT support to host and manage its RIS and PACS systems.  SOMRI offers same day, evening and Saturday appointments to accommodate emergency and non-emergency patient’s schedule needs.

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

• Taptopia, Inc. (Taptopia) – Taptopia is our wholly owned subsidiary which provides technology utilizing Smartphones to event organizers, convention centers, and their related vendors. Taptopia’s cornerstone product the Digital Show Guide™ (DSG) which was launched in December of 2009, enables attendees and exhibitors to easily navigate event schedules and exhibitor information from their Apple iPhones™, iPod touches™ and iPads™.  Users have the ability to take notes about events or exhibitors directly within the software application, send their contact information and notes immediately to their contacts, utilize pre-event planning tools and stay current with real-time announcements.  The DSG replaces traditional paper show guides and provides event organizers the ability to make last minute changes and additions to the DSG electronically.

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

ITEM 4.  CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the Company, (“the Certifying Officers”) with the assistance of advisors, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in section 240.13a-14(c) and 240.15d-14(c) under the Exchange Act) within 90 days prior to the filing of this report. Based upon the evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures are effective in timely alerting management to material information relative to the Company which is required to be disclosed in its periodic filings with the SEC.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have not been any material developments in any of the legal proceedings listed in our Form 10-Q for the period ended June 30, 2010.  No additional legal proceedings have become reportable in the fiscal quarter ended September 30, 2010.

ITEM 1A. RISK FACTORS

OUR S-1 HAS NOT YET BEEN DECLARED EFFECTIVE.

We have filed a Registration Statement on Form S-1 (“S-1”) with the Securities and Exchange Commission (“SEC”).  However, the S-1 has not yet been declared effective by the SEC.  Until the S-1 is declared effective by the SEC, we are not a SEC reporting company.  There can be no assurance that our S-1 will ever be declared effective by the SEC.

We have voluntarily chosen to file this Form 10-Q Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (“10-Q”).  This 10-Q has not been reviewed by the SEC and our voluntary quarterly and annual filings will likely not be reviewed by the SEC until after the S-1 is declared effective.  Further, although we intend to comply with the SEC’s filing requirements, in view of the fact that we are not a SEC reporting company, we are not required to adhere to the SEC’s filing requirements.

THERE IS UNCERTAINTY AS TO OUR ABILITY TO REMAIN A GOING CONCERN.

As of September 30, 2010, we had an accumulated deficit of $1,864,367 had available cash of $166,031 and had current liabilities of $4,477,595.  For the near future, it is likely that we will incur operating expenses without sufficient revenues to cover these expenses. We are likely to have a continually increasing net operating loss until we successfully increase our customer base and level our selling, general and administrative expenses. We cannot guarantee that we will be able to increase our customer base and revenues to the extent necessary to generate sufficient revenue to cover our operating expenses.  We expect negative cash flow from operations to continue, at least for the foreseeable future, as we continue to develop our businesses. If cash generated by operations is insufficient to satisfy our liquidity requirements, we may be required to sell debt or additional equity securities. The sale of additional equity or convertible debt securities would result in additional dilution to our stockholders. Further, there can be no assurance that we will be able to successfully sell our securities in order to obtain additional capital.

SOMRI IS SUBJECT TO CHANGES IN HEALTHCARE LAWS THAT MAY REDUCE OUR REVENUES AND LOWER OUR PROFIT MARGINS.

Each time the United States government amends existing, or introduces new, healthcare laws, SOMRI may be faced with lower profit margins and/or the need to change the services offered by SOMRI.  The U.S. government has undertaken efforts to control growing healthcare costs through legislation, regulation and voluntary agreements with medical care providers and drug companies. In the recent past, the U.S. Congress has considered several comprehensive healthcare reform proposals.  The proposals were generally intended to expand healthcare coverage for the uninsured and reduce the growth of total healthcare expenditures.  By way of example, the Deficit Reduction Act of 2006, (the “DRA”) drastically reduced the amount of revenue SOMRI was able to generate from each patient study through Medicare, which caused SOMRI’s to reduce fees to its clients thereby lowering its profit margins.  If the United States government makes further changes in healthcare laws which lower government reimbursement of patient studies, we will again be forced to reduce our fees and lower our profit margins.

IF WE FAIL TO COMPLY WITH THE EXTENSIVE HEALTHCARE LAWS AND GOVERNMENT REGULATIONS APPLICABLE TO US, WE COULD SUFFER PENALTIES OR BE REQUIRED TO MAKE SUBSTANTIAL CHANGES TO OUR OPERATIONS.

The healthcare industry is highly regulated. SOMRI is required to comply with extensive and complex laws and regulations at the federal, state, and local government levels. These laws and regulations relate to, among other things:

• Licensure and certification of healthcare facilities;
• Professional regulation of Physicians;
• Patient health and safety;
• Reimbursement for healthcare services;
• Availability of patient medical records;
• Patient referrals; and
• False claims.

Existing and new laws and regulations affecting the healthcare industry could create unexpected liabilities for us, could cause us to incur additional costs, restrict our operations and limited how we conduct business with referring physicians.  Many healthcare laws are complex, and their application to specific products and services may not be clear.  Our failure to accurately anticipate the application of these laws and regulations, or other failure to comply, could create liability for us, result in adverse publicity and negatively affect our businesses. Some of the risks we face from healthcare regulation are as follows:

•
Anti-kickback Laws. There are federal and state laws that govern patient referrals, physician financial relationships and inducements to healthcare providers and patients. The federal healthcare programs’ anti-kickback law prohibits any person or entity from offering, paying, soliciting or receiving anything of value, directly or indirectly, for the referral of patients covered by Medicare, Medicaid and other federal healthcare programs or the leasing, purchasing, ordering or arranging for or recommending the lease, purchase or order of any item, good, facility or service covered by these programs. Many states also have similar anti-kickback laws, which are not necessarily limited to items, or services for which payment is made by a federal healthcare program.  Any determination by a state or federal regulatory agency that any of our practices violate any of these laws could subject us to civil or criminal penalties and require us to change or terminate some portions of our business and could have an adverse effect on our business. Even an unsuccessful challenge by regulatory authorities of our practices could result in adverse publicity and be costly for us to respond to.

•
Medical Professional Regulation.  The practice of most healthcare professions requires licensing under applicable state law. In addition, the laws in some states prohibit business entities from practicing medicine. If a state determines that some portion of our business violates these laws, it may seek to have us discontinue those portions or subject us to penalties or licensure requirements. Any determination that we are a healthcare provider and have acted improperly as a healthcare provider may result in liability to us.

If SOMRI violates these laws, SOMRI and/or our officers and directors could be subject to: (1) criminal penalties such as imprisonment and fines: (2) civil penalties, including monetary penalties and the loss of our license to operate our diagnostic imaging facilities: and (3) exclusion or suspension from participating in governmental healthcare programs such as Medicare and Medicaid.

REDUCTION OR CHANGES IN REIMBURSEMENT FROM GOVERNMENT OR THIRD-PARTY PAYORS COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

We are dependent on government and third-party sources for services provided to patients. A number of factors affect the amounts we receive for our services, including, but not limited to, whether or not we are a participating provider, negotiated discounts, fee schedules or capitation payment arrangements, cost containment and utilization decisions of third-party payors, Medicare and Medicaid regulations and reimbursement policies, and other market and cost factors.  We have little or no control over any of the foregoing.

SOMRI IS SUBJECT TO COMPETITION WITH A SINGLE HOPSITAL IN OUR MARKET AREA WHICH MAY ADVERSELY AFFECT OUR PATIENT FLOW.

SOMRI competes with a single hospital that also provides MRI services in our market area. This hospital may have competitive advantages which may affect our patient flow. There can be no assurance that this competition, or other competition which we may encounter in the future, will not adversely affect the business, financial condition, results of operation or cash flows of SOMRI.

OUR ABILITY TO GENERATE REVENUE DEPENDS IN LARGE PART ON REFERRALS FROM PHYSICIANS AND A SIGNIFICANT REDUCTION WOULD ADVERSELY AFFECT OUR BUSINESS.

A significant reduction in physician referrals would have a negative impact on our business. We derive substantially all of our net revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at SOMRI. We depend on referrals of patients from unaffiliated physicians and other third parties who have no contractual obligations to refer patients to us for a substantial portion of the services we perform. If a sufficiently large number of these physicians and other third parties were to discontinue referring patients to us, our scan volume could decrease, which would reduce our net revenue and operating margins. Further, commercial third-party payors have implemented programs that could limit the ability of physicians to refer patients to us. For example, prepaid healthcare plans, such as health maintenance organizations, sometimes contract directly with providers and require their enrollees to obtain these services exclusively from those providers. Some insurance companies and self-insured employers also limit these services to contracted providers. These “closed panel” systems are now common in the managed care environment. Other systems create an economic disincentive for referrals to providers outside the system’s designated panel of providers. If we are unable to compete successfully for these managed care contracts, our results and prospects for growth could be adversely affected.

WE MAY NOT BE ABLE TO GENERATE SUFFICIENT CASH FLOW TO MEET OUR DEBT SERVICE OBLIGATIONS.

Our ability to generate sufficient cash flow from operations to make payments on our debt and other contractual obligations will depend on our future financial performance. A range of economic, competitive, regulatory, legislative and business factors, many of which are outside of our control, will affect our financial performance. Our inability to generate sufficient cash flow to satisfy our debt and other contractual obligations would adversely impact our business, financial condition and results of operations.

WE DO NOT HAVE EMPLOYMENT CONTRACTS WITH OUR KEY EMPLOYEES WHICH COULD ADVERSELY AFFECT OUR ABILITY TO GROW AND MAINTAIN OUR BUSINESSES.

We do not currently have any employment contracts with any employees. However, we do have key employees who are instrumental to our business and would be difficult to replace.  These employees include Bryan A. Scott, our President and Chief Executive Officer, Janine Frieh, our Chief Financial Officer, Michael Foster our Vice President of Sales and Marketing for Taptopia and Shelley Tomey our Center Manager for SOMRI.  Mr. Foster has over 25 years experience in the convention and trade show industry and is instrumental in building relationships which affect the growth of Taptopia’s business.   Mrs. Tomey has managed SOMRI since its inception in 2003 and is key in maintaining relationships with referring physicians.  Currently, there are no plans to enter into employment agreements with these employees; however, we may change this policy in the future. There can be no assurance that these employees will accept agreements if we were to offer agreements to them.

OUR CHIEF FINANCIAL OFFICER AND OUR CHIEF OPERATIONS OFFICER ARE EMPLOYED ON A PART-TIME BASIS WHICH MAY CAUSE THEM TO GIVE PRIORITY TO OTHER MATTERS OVER OUR NEEDS WHICH MAY MATERIALLY AFFECT OUR BUSINESS.

Our Chief Financial Officer operates her own CPA firm.  Our Chief Operating Officer is employed by Barclays.  Our Chief Financial Officer and Chief Operating Officer work for us only on a part-time as needed basis. There can be no assurance that these individuals will be able to devote the time required by us.

A CONFLICT OF INTEREST MAY ARISE BETWEEN MINTZ & FRAADE, P.C.’S CAPACITY AS OUR LEGAL COUNSEL AND AS A STOCKHOLDER.

The law firm of Mintz & Fraade, P.C. is our legal counsel. We have issued a total of 87,500,000 shares of the Company’s common stock to Mintz & Fraade, P.C. as consideration for legal services rendered to us, of which 85,000,000 shares are currently owned by Mintz & Fraade, P.C. and 2,500,000 shares have been transferred to Mintz & Fraade Enterprises, LLC. A conflict of interest may arise between Mintz & Fraade, P.C.’s capacity as our legal counsel and as a stockholder because Mintz & Fraade, P.C.’s interests as our stockholder may not be the same as its interests as our legal counsel.

WE ARE CONTROLLED BY OUR PRESIDENT, CHIEF EXECUTIVE OFFICER AND ONE OF OUR DIRECTORS, BRYAN A. SCOTT.

We are currently authorized to issue 5,000,000,000 shares of common stock, and as of September 30, 2010 there were 2,401,704,555 shares of common stock issued and outstanding.  We are currently authorized to issue 10,000,000 shares of preferred stock.  As of September 30, 2010 we have issued 900,000 shares of “Series C Preferred Stock” to Metiscan Holdings, Inc. (“Holdings”).  Holdings has converted 150,000 shares of the Series C Preferred Stock into 1,500,000,000 shares of our common stock (which is included in the 2,401,704,555 shares of common stock issued and outstanding).  The remaining 750,000 shares of Series C Preferred Stock owned by Holdings have voting rights equal to 7,500,000,000 shares of our common stock.  The Series C Preferred Stock can be converted at any time into the then-available authorized but unissued shares of our common stock.  At the present time, we have available 2,566,745,446 authorized but unissued shares of our common stock.  At any time after our Certificate of Incorporation is amended to increase our authorized shares of common stock, the remaining shares of Series C Preferred Stock owned by Holdings can be converted into a total of 7,500,000,000 additional shares of common stock.  Holdings currently has the same voting rights as if all of the Series C Preferred Stock had been converted into common stock.  Accordingly, Holdings has the same voting rights whether or not the Series C Preferred Stock in converted into common stock.

Our President, Chief Executive Officer and one of our directors, Bryan A. Scott, is also the President, Chief Executive Officer and director of Holdings.  Additionally, Brian Hart, our Chief Operating Officer and one of our directors is also the Chief Operating Officer and director of Holdings and Janine Frieh, our Chief Financial Officer and one of our directors is also the Chief Financial Officer and director of Holdings.   A trust for the benefit of Mr. Scott (the “Trust”) owns 88% of Holdings.  The Trust has two trustees: Bryan A. Scott as the “Family Trustee” and Mandy Adams, who is an unrelated third party as the “Independent Trustee”.  Bryan A. Scott is also designated as the “primary beneficiary” of the Trust.  As of September 30, 2010, through Holdings, the trustees of the Trust have the right to vote 91.69% of our voting securities based upon the number of shares of common stock issued and outstanding as of September 30, 2010.  Thus, the trustees of the Trust in effect control our Board of Directors because Holdings has the power to vote its shares to remove any director from our Board of Directors and replace him or her with someone chosen by the Trustees of the Trust.

The only way in which Holdings would cease to control a majority of our voting securities is if our Certificate of Incorporation is amended to increase our authorized shares of common stock, and a sufficient number of shares are issued to third-party stockholders to reduce the shares owned by Holdings to less than a majority.  Because the trustees of the Trust have the right currently to vote 91.69% of our voting securities, the trustees of the Trust must approve an increase of our authorized shares and sales of new securities in order to reduce the percentage of issued and outstanding shares owned by Holdings to less than a majority.

WE NEED ADDITIONAL FINANCING TO DEVELOP OUR BUSINESS AND TO MEET OUR CAPITAL REQUIREMENTS.

We will need additional financing to develop our business and meet our capital requirements. We currently have no arrangements to obtain additional financing and we will be dependent upon sources such as:

• future earnings,
• funds from private sources such as, loans and additional private placements, and
• funds from public offerings.

We entered into an agreement dated June 26, 2009 (the “Account Management Agreement”) with five independent private equity investors and an unrelated intermediary as the manager of the transaction, which may provide us with up to $7,955,795, which is set forth on our balance sheet as of September 30, 2010 as “Other Non-Current Assets”.  The terms and conditions of the Account Management Agreement are set forth in the Notes to our Financial Statements on pages 11-13 of this Quarterly Report on Form 10-Q for the period ended September 30, 2010.

In view of our current working capital deficit, our ability to obtain additional funds is limited. Additional financing may only be available, if at all, upon terms which may not be commercially advantageous. If adequate funds are not available from operations or additional sources of financing, our business will be materially adversely affected.

OUR ANTICIPATED FUTURE GROWTH IS DEPENDENT UPON OUR ABILITY TO SUCCESSFULLY MANAGE THE GROWTH OF OUR OPERATIONS.

We expect to experience growth in the number of employees and the scope of our operations. There can be no assurance that we will be able to grow our business as expected.  Taptopia has recently added an employee to its sales staff, and our Directors are contemplating our acquisition of a business although we have yet to identify any such business.  Our future success will be highly dependent upon our ability to successfully manage the expansion of our operations. Our ability to manage and support our growth effectively will be substantially dependent upon our ability to implement adequate improvements to financial and management controls, reporting and other procedures and hire sufficient numbers of financial, accounting, administrative and management personnel. Our expansion, and the resulting growth in the number of our employees, will result in increased responsibility for both existing and new management personnel. There can be no assurance that we will be able to identify, attract and retain experienced accounting and financial personnel. Our future operating results will depend upon the ability of our management and other key employees to implement and improve our systems for operations, financial control and information management, and to recruit, train, and manage our employee base. There can be no assurance that we will be able to achieve or manage any such growth successfully or to implement and maintain adequate financial and management controls and procedures. Our inability to do so would have a material adverse effect upon our business, results of operations and financial condition.

Our future success depends upon our ability to address potential market opportunities while managing our expenses to match our ability to finance our operations. This need to manage our expenses will place a significant strain upon our management and operational resources. If we are unable to manage our expenses effectively, our business, results of operations and financial condition will be adversely affected.

RISKS WITH RESPECT TO SHARES OF OUR COMMON STOCK

WE MAY BE SUBJECT TO THE SECURITIES AND EXCHANGE COMMISSION'S "PENNY STOCK" RULES IF OUR COMMON STOCK SELLS BELOW $5.00 PER SHARE.

As trading in our common stock is limited and quotations are sporadic, on November 19, 2010, which was the last date upon which our common stock traded prior to the filing date of this Report, the closing price of our stock was $0.0005.  Because of the current trading price of our common stock is below $5.00 per share, trading in our securities is subject to the requirements of the Securities and Exchange Commission's rules with respect to securities trading below $5.00, which are referred to as "penny stocks". These rules require the delivery prior to any transaction of a disclosure schedule explaining the penny stock market and all associated risks and impose various sales practice requirements upon broker-dealers who sell "penny stocks" to persons other than established customers and accredited investors, which are generally defined as institutions or an investor individually or with their spouse, who has a net worth exceeding $1,000,000 or annual income, individually exceeding $200,000 or, with their spouse, exceeding $300,000. For these types of transactions the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock, which could severely limit its market price and liquidity.

In addition, we are subject to an SEC rule (Rule 15c2-11) (the so-called penny stock rules) which imposes various requirements upon broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. The requirement that broker-dealers comply with this rule could deter broker-dealers from recommending or selling our common stock, thus further adversely affecting the liquidity and share price of our common stock, as well as our ability to raise additional capital.

WE HAVE NEVER PAID DIVIDENDS ON OUR COMMON STOCK.

We have never paid dividends on our common stock, and there can be no assurance that we will have sufficient earnings to pay any dividends with respect to the common stock.  Moreover, even if we have sufficient earnings, we are not obligated to declare dividends with respect to the common stock.  The future declaration of any cash or stock dividends will be in the sole and absolute discretion of the Board of Directors and will depend upon our earnings, capital requirements, financial position, general economic conditions and other pertinent factors.  It is also possible that the terms of any future debt financing may restrict the payment of dividends.  We presently intend to retain earnings, if any, for the development and expansion of our business.

OUR DIRECTORS HAVE THE RIGHT, WITHOUT THE AGREEMENT OF STOCKHOLDERS, TO AUTHORIZE THE ISSUANCE OF PREFERRED STOCK WITH ANY RIGHTS ALLOWABLE PURSUANT TO LAW, WHICH COULD ADVERSELY AFFECT THE RIGHTS AND VALUE OF OUR COMMON STOCK, INCLUDING VOTING RIGHTS AND LIQUIDATION PREFERENCES.

Our directors, without further action by our stockholders, have the authority to issue shares of Preferred Stock from time to time in one or more series, and to fix the number of shares, the relative rights, conversion rights, voting rights, terms of redemption, liquidation preferences and any other preferences, special rights and qualifications of any such series. Any issuance of Preferred Stock could adversely affect the rights of holders of common stock and the value of such common stock. Although our Board of Directors is required to make any determination to issue such stock based upon its judgment as to the best interests of our stockholders, our Board of Directors could, for example, act in a manner which would discourage an acquisition attempt or other transaction which some, or a majority, of the stockholders might believe to be in their best interests or in which stockholders might receive a premium for their stock over the then market price of such stock. Our Board of Directors does not at present intend to seek stockholder approval prior to any issuance of currently authorized stock, unless otherwise required by applicable law or stock exchange rules.

THERE CAN BE NO ASSURANCE THAT OUR COMMON STOCK WILL EVER BE LISTED ON ANY OF OTHER NATIONAL SECURITIES EXCHANGES OR MARKETS.

Until such time as our common stock is listed upon any of the national securities exchanges or markets, of which there can be no assurance, accurate quotations as to the market value of our securities may not be possible.  Sellers of our securities are likely to have more difficulty disposing of their securities than sellers of securities which are listed upon any of the several NASDAQ markets, the New York Stock Exchange, the American Stock Exchange, or one of the other national securities exchanges or markets.

Although we intend for our common stock to trade on public markets other than the Pink OTC Markets (where it is currently quoted), such as the OTC Bulletin Board, there can be no assurance that we would be successful in having our common stock listed or quoted on other public markets, or that if so listed or quoted, that our common stock would thereafter increase in value.

Even if additional public markets do develop, the volume of trading in our common stock will presumably be limited and likely dominated by a few individuals. The limited volume, if any, will make the price of our common stock subject to manipulation by one or more stockholders and will significantly limit the number of shares that one can purchase or sell in a short period of time. An investor may find it difficult to dispose of shares of our common stock or obtain a fair price for our common stock in the market.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METISCAN, INC. (Registrant)

Dated: November 26, 2010	By:	/s/ Bryan A. Scott
Bryan A. Scott, President and Chief Executive Officer

/s/ Janine Frieh
Janine Frieh, Chief Financial Officer

/s/Brian Hart
Brian Hart, Chief Operations Officer

/s/ Rossanna Perales
Rossanna Perales, Controller