Form 10-K
period 2010-12-31
METISCAN, INC.
filed 2011-04-12
CIK 1092945

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X]	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

[ ]	Transition Report under Section 13 or 15(d) of the Exchange Act for the Transition Period from ________ to ___________

Commission File Number: 333-123611

METISCAN, INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-3613222 (I.R.S. Employer Identification No.)

12225 Greenville Ave, Suite 700
Dallas, Texas 75243
Telephone: 972-479-8866
(Address and phone number of principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [_]   No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ]   No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[_]	Accelerated filer	[_]

Non-accelerated filer	[_]	Smaller reporting company	[X]

Check whether the issuer is a “shell company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934.  Yes [_]   No [X]

The Registrant has 2,564,650,554 shares of Common stock, par value $.0001 per share issued and outstanding as of March 31, 2011.

We have filed a Registration Statement on Form S-1 (“S-1”) with the Securities and Exchange Commission (“SEC”).  However, the S-1 has not yet been declared effective by the SEC.  Until the S-1 is declared effective by the SEC, we are not an SEC reporting company.  There can be no assurance that our S-1 will ever be declared effective by the SEC.

We have voluntarily chosen to file this Form 10-K Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (“10-K”).  This 10-K has not been reviewed by the SEC and our voluntary quarterly and annual filings will likely not be reviewed by the SEC until after the S-1 is declared effective.  Further, although we intend to comply with the SEC’s filing requirements, in view of the fact that we are not an SEC reporting company, we are not required to adhere to the SEC’s filing requirements.

INDEX TO ANNUAL REPORT
ON FORM 10-K

PART  I

ITEM 1.  BUSINESS

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

During 1999, we provided internet and communication technologies.  As of December 31st, 2010, we operated the following subsidiaries:

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

• Schuylkill Open MRI, Inc. (SOMRI) – We own seventy two (72%) percent of SOMRI.  A minority of the issued and outstanding shares of SOMRI are owned by a Pennsylvania physician and 2 other minority shareholders.  SOMRI is an independent diagnostic testing facility (IDTF) located in Pottsville, Pennsylvania providing Magnetic Resonance Imaging (MRI) services and which is unaffiliated with any hospital or medical group. SOMRI officially opened for business and began its operations in March, 2003 as an outpatient open MRI facility. SOMRI currently performs exams on the Siemens Concerto OPEN MRI System utilizing Siemens’ Syngo software. In 2008, Schuylkill also added the Siemens Magnetom Vision 1.5T high field closed magnet to its facility. Having both the Siemens Concerto OPEN MRI System and the Siemens Magnetom Vision 1.5T high field closed magnet gives SOMRI flexibility in the studies it can conduct. SOMRI uses FirstView’s Healthcare IT support to host and manage its RIS and PACS systems.  SOMRI offers same day, evening and Saturday appointments to accommodate emergency and non-emergency patient’s schedule needs.

SOMRI participates in most major insurance plans. SOMRI also accepts Medicare, Medicaid, Worker’s Compensation claims, Personal Injury Protection (PIP) and Letters of Protection (LOPs) for participating personal injury attorneys in the area. SOMRI is accredited by the American College of Radiology (ACR).

• Shoreline Employment Services, Inc. (Shoreline) – Shoreline is an employment services company which provides part-time, full time, and contract employees, and provides other human resource related services such as employee benefits and retirement plans such as 401ks to us, our subsidiaries and third parties on an as-needed basis. Shoreline is our wholly owned subsidiary.

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

On February 11, 2010, Taptopia entered into a joint venture with ConvExx, LLC to form Appcon, LLC (Appcon), which was formed under the laws of the State of Nevada. Pursuant to Appcon’s Operating Agreement, each of Taptopia and ConvExx hold a 50% interest in Appcon, which was created to function as a trade show organizer for mobile application trade shows to be held in the future.  The trade show which Appcon was to organize initially was postponed due to insufficient registrations by trade show participants. On December 1st, 2010, Taptopia and ConvExx mutually agreed to an orderly shut down of Appcon and respectively officially dissolved the Company with the State of Nevada.

Number of total employees and number of full-time employees

As of December 31, 2010, we had 17 total employees, of which 15 were full-time employees.  Our subsidiaries had the following number of employees:

	Total Employees:	Full-Time Employees:

FirstView:	0	0

SOMRI:	0	0

Shoreline:	17	15

Taptopia:	0	0

Shoreline is an employee services company which leases the services of its employees to the subsidiaries of Metiscan and other unrelated third parties.

As of December 31, 2010, we had 8 consultants.  Our subsidiaries had the following number of consultants:

Consultants:

FirstView:	0

SOMRI:	0

Shoreline:	3

Taptopia:	5

ITEM 1A.  RISK FACTORS

An investment in our common stock involves a high degree of risk.  If any of the following risks actually occur, our business, financial condition and operations will be materially affected.

Accordingly, prospective investors should carefully consider the following risk factors, in addition to the other information with respect to our business, contained in this Prospectus before purchasing the Shares pursuant to this Prospectus.

OUR S-1 HAS NOT YET BEEN DECLARED EFFECTIVE.

We have filed a Registration Statement on Form S-1 (“S-1”) with the Securities and Exchange Commission (“SEC”).  However, the S-1 has not yet been declared effective by the SEC.  Until the S-1 is declared effective by the SEC, we are not an SEC reporting company.  There can be no assurance that our S-1 will ever be declared effective by the SEC.

We have voluntarily chosen to file this Form 10-K Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (“10-K”).  This 10-K has not been reviewed by the SEC and our voluntary quarterly and annual filings will likely not be reviewed by the SEC until after the S-1 is declared effective.  Further, although we intend to comply with the SEC’s filing requirements, in view of the fact that we are not an SEC reporting company, we are not required to adhere to the SEC’s filing requirements.

THERE IS UNCERTAINTY AS TO OUR ABILITY TO REMAIN A GOING CONCERN.

As of December 31, 2010, we had an accumulated deficit of $2,000,178, had available cash of $92,725 and had current liabilities of $4,577,493.  For the near future, it is likely that we will incur operating expenses without sufficient revenues to cover these expenses. We are likely to have a continually increasing net operating loss until we successfully increase our customer base and level our selling, general and administrative expenses. We cannot guarantee that we will be able to increase our customer base and revenues to the extent necessary to generate sufficient revenue to cover our operating expenses.  We expect negative cash flow from operations to continue, at least for the foreseeable future, as we continue to develop our businesses. If cash generated by operations is insufficient to satisfy our liquidity requirements, we may be required to sell debt or additional equity securities. The sale of additional equity or convertible debt securities would result in additional dilution to our stockholders. Further, there can be no assurance that we will be able to successfully sell our securities in order to obtain additional capital.

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
• Patient referrals; and
• False claims.

Existing and new laws and regulations affecting the healthcare industry could create unexpected liabilities for us, could cause us to incur additional costs and could restrict our operations. Many healthcare laws are complex, and their application to specific products and services may not be clear. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate the healthcare information services that we provide. However, these laws and regulations may nonetheless be applied to our products and services. Our failure to accurately anticipate the application of these laws and regulations, or other failure to comply, could create liability for us, result in adverse publicity and negatively affect our businesses. Some of the risks we face from healthcare regulation are as follows:

•           Anti-kickback Laws. There are federal and state laws that govern patient referrals, physician financial relationships and inducements to healthcare providers and patients. The federal healthcare programs’ anti-kickback law prohibits any person or entity from offering, paying, soliciting or receiving anything of value, directly or indirectly, for the referral of patients covered by Medicare, Medicaid and other federal healthcare programs or the leasing, purchasing, ordering or arranging for or recommending the lease, purchase or order of any item, good, facility or service covered by these programs. Many states also have similar anti-kickback laws which are not necessarily limited to items or services for which payment is made by a federal healthcare program. These laws are applicable to manufacturers and distributors and, therefore, may restrict how we and some of our customers market products to healthcare providers, including e-details. Any determination by a state or federal regulatory agency that any of our practices violate any of these laws could subject us to civil or criminal penalties and require us to change or terminate some portions of our business and could have an adverse effect on our business. Even an unsuccessful challenge by regulatory authorities of our practices could result in adverse publicity and be costly for us to respond to.

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

REDUCTION OR CHANGES IN REIMBURSEMENT FROM GOVERNMENT OR THIRD-PARTY PAYORS COULD ADVERSELY AFFECT OUR OPPERATING RESULTS.

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

SOMRI IS SUBJECT TO COMPETITION WITH A SINGLE HOPSITAL IN OUR MARKET AREA WHICH MAY ADVERSELY AFFECT OUR PATIENT FLOW.

SOMRI competes with a single hospital that also provides MRI services in our market area. This hospital may have competitive advantages which may affect our patient flow. There can be no assurance that this competition, or other competition which we may encounter in the future, will not adversely affect the business, financial condition, results of operation or cash flows of SOMRI..

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

OUR CHIEF FINANCIAL OFFICER AND OUR CHIEF OPERATING OFFICER ARE EMPLOYED ON A PART-TIME BASIS WHICH MAY CAUSE THEM TO GIVE PRIORITY TO OTHER MATTERS OVER OUR NEEDS WHICH MAY MATERIALLY AFFECT OUR BUSINESS.

Our Chief Financial Officer operates her own CPA firm.  Our Chief Operating Officer is employed by Barclaycard US.  Our Chief Financial Officer and Chief Operating Officer work for us only on a part-time as needed basis. There can be no assurance that these individuals will be able to devote the time required by us.

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

WE ARE CONTROLLED BY OUR PRESIDENT, CHIEF EXECUTIVE OFFICER AND ONE OF OUR DIRECTORS, BRYAN A. SCOTT.

We are currently authorized to issue 5,000,000,000 shares of common stock, and as of March 31, 2011 there were 2,564,650,554 shares of common stock issued and outstanding.  We are currently authorized to issue 10,000,000 shares of preferred stock.  As of December 31, 2010 we have issued 900,000 shares of “Series C Preferred Stock” to Metiscan Holdings, Inc. (“Holdings”).  Holdings has converted 150,000 shares of the Series C Preferred Stock into 1,500,000,000 shares of our common stock (which is included in the 2,564,650,554 shares of common stock issued and outstanding).  The remaining 750,000 shares of Series C Preferred Stock owned by Holdings have voting rights equal to 7,500,000,000 shares of our common stock.  The Series C Preferred Stock can be converted at any time into the then-available authorized but unissued shares of our common stock.  At the present time, we have available 2,435,349,446 authorized but unissued shares of our common stock.  At any time after our Certificate of Incorporation is amended to increase our authorized shares of common stock, the remaining shares of Series C Preferred Stock owned by Holdings can be converted into a total of 7,500,000,000 additional shares of common stock.  Holdings currently has the same voting rights as if all of the Series C Preferred Stock had been converted into common stock.  Accordingly, Holdings has the same voting rights whether or not the Series C Preferred Stock is converted into common stock.

Our President, Chief Executive Officer and one of our directors, Bryan A. Scott, is also the President, Chief Executive Officer and a director of Holdings.  Additionally, Brian Hart, our Chief Operating Officer and one of our directors is also the Chief Operating Officer and director of Holdings.  Janine Frieh, our Chief Financial Officer and one of our directors, is also the Chief Financial Officer and a director of Holdings.   A trust for the benefit of Mr. Scott (the “Trust”) owns 88% of Holdings.  The Trust has two trustees: Bryan A. Scott as the “Family Trustee” and Mandy Adams, who is an unrelated third party as the “Independent Trustee”.  Bryan A. Scott is also designated as the “primary beneficiary” of the Trust.  As of March 31, 2011, through Holdings, the trustees of the Trust have the right to vote approximately 89% of our voting securities based upon the number of shares of common stock issued and outstanding as of March 31, 2011.  Thus, the trustees of the Trust in effect control our Board of Directors because Holdings has the power to vote its shares to remove any director from our Board of Directors and replace him or her with someone chosen by the Trustees of the Trust.

The only way in which Holdings would cease to control a majority of our voting securities is if our Certificate of Incorporation is amended to increase our authorized shares of common stock, and a sufficient number of shares are issued to third-party stockholders to reduce the shares owned by Holdings to less than a majority.  Because the trustees of the Trust have the right currently to vote approximately 89% of our voting securities, the trustees of the Trust must approve an increase of our authorized shares and sales of new securities in order to reduce the percentage of issued and outstanding shares owned by Holdings to less than a majority.

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

We entered into an agreement dated June 26, 2009 (the “Account Management Agreement”) with five independent private equity investors and an unrelated intermediary as the manager of the transaction, which may provide us with up to $7,954,061, which is set forth on our balance sheet as of December 31, 2010 as “Other Non-Current Assets”.  The terms and conditions of the Account Management Agreement are set forth in the Notes to our Financial Statements in Note 6 of this Annual Report on Form 10-K.

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

RISKS WITH RESPECT TO SHARES OF OUR COMMON STOCK

WE MAY BE SUBJECT TO THE SECURITIES AND EXCHANGE COMMISSION'S "PENNY STOCK" RULES IF OUR COMMON STOCK SELLS BELOW $5.00 PER SHARE.

As trading in our common stock is limited and quotations are sporadic, on April 4, 2011, which was the last date upon which our common stock traded prior to the filing date of this Report, the closing price of our stock was $0.0007.  Because the current trading price of our common stock is below $5.00 per share, trading in our securities is subject to the requirements of the Securities and Exchange Commission's rules with respect to securities trading below $5.00, which are referred to as "penny stocks". These rules require the delivery prior to any transaction of a disclosure schedule explaining the penny stock market and all associated risks and impose various sales practice requirements upon broker-dealers who sell "penny stocks" to persons other than established customers and accredited investors, which are generally defined as institutions or an investor individually or with their spouse, who has a net worth exceeding $1,000,000, excluding their residence, or annual income, individually exceeding $200,000 or, with their spouse, exceeding $300,000. For these types of transactions the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock, which could severely limit its market price and liquidity.

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

THERE CAN BE NO ASSURANCE THAT OUR COMMON STOCK WILL EVER BE LISTED ON ANY NATIONAL SECURITIES EXCHANGES OR MARKETS.

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

ITEM 2.  DESCRIPTION OF PROPERTY

Shoreline currently rents office space with an address at 12225 Greenville Avenue, Suite 700, Dallas, Texas 75243, which consists of 732 square feet for a monthly rent of $1,770.   There are currently no leases with FirstView EHR, Taptopia, Inc. or Metiscan, Inc.  SOMRI currently rents office space with an address at 48 Tunnel Rd. Suite 102, Pottsville, Pennsylvania 17901, which consists of 3,512 square feet for a monthly rent of $5,083.58.

We presently have no agreements to acquire any properties, and have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, entities primarily engaged in real estate activities.

We do not presently believe that we will need to maintain any additional office space in order to carry out our plan of operations described herein.

If, in the future, we develop products which we manufacture or cause to be manufactured on our behalf, we may need to rent warehouse space to store those products before they are distributed.

ITEM 3.  LEGAL PROCEEDINGS

A.  Pending Legal Proceedings

As of December 31, 2010 we were not a party to any legal proceedings.

B.  Historical Legal Proceedings

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

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The shares of our common stock are quoted on the over-the-counter “pink sheets” maintained by Pink Sheets LLC under the symbol “MTIZ”. Trading in our common stock is limited.

For the periods indicated, the following table sets forth the high and low bid prices per share of our common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Fiscal Quarter	High Bid	Low Bid
2008 First Quarter	$0.0025	$0.0025
2008 Second Quarter	$0.0060	$0.0060
2008 Third Quarter	$0.0240	$0.0240
2008 Fourth Quarter	$0.0150	$0.0150
2009 First Quarter	$0.0120	$0.0100
2009 Second Quarter	$0.0050	$0.0041
2009 Third Quarter	$0.0062	$0.0049
2009 Fourth Quarter	$0.0061	$0.0044
2010 First Quarter	$0.0018	$0.0011
2010 Second Quarter	$0.0009	$0.0006
2010 Third Quarter	$0.0013	$0.0009
2010 Fourth Quarter	$0.0009	$0.0006

As of the date of the filing of this report, there are issued and outstanding 2,564,650,554 shares of Common Stock.

As of the date of the filing of this report, there are approximately 202 holders of record of our Common Stock.

There is no provision of the Company’s charter or by-laws that would have an effect of delaying, deferring or preventing a change in control of the Company and that would operate only with respect to an extraordinary corporate transaction involving the Company, such as a merger, reorganization, tender offer, sale or transfer of substantially all of its assets, or liquidation.

We have not declared any cash dividends on our Common Stock since inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business operations. Any decisions as to future payment of cash dividends will depend on our earnings and financial position and such other factors as the Board of Directors deems relevant.

Recent Sales of Unregistered Securities.

None.

Issuer Repurchases of Equity Securities

None.

ITEM 6.  SELECT FINANCIAL INFORMATION

	For the Year Ended
	December 31, 2010	December 31, 2009
Statement of Operations Data

Total Revenue	$2,529,356	$2,543,978
Operating Loss	$85,202	$(352,987)
Net income (loss) after taxes	$(438,374)	$(1,419,037)
Net income ( loss) per share	$(0.00)	$0.00

Balance Sheet Data

Total assets	$12,026,173	$12,413,990
Total liabilities	$(4,577,493)	$(4,704,382)
Stockholders’ equity (deficit)	$(7,448,680)	$(7,709,608)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

You should read this section together with our financial statements and related notes thereto included elsewhere in this report. In addition to the historical information contained herein, this report contains forward-looking statements that are subject to risks and uncertainties. Forward-looking statements are not based on historical information but relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. Certain statements contained in this 10-K, including, without limitation, statements containing the words "believe," "anticipate," "estimate," "expect," "are of the opinion that" and words of similar import, constitute "forward-looking statements." You should not place any undue reliance on these forward-looking statements.

We have filed a Registration Statement on Form S-1 (“S-1”) with the Securities and Exchange Commission (“SEC”).  However, the S-1 has not yet been declared effective by the SEC.  Until the S-1 is declared effective by the SEC, we are not an SEC reporting company.  There can be no assurance that our S-1 will ever be declared effective by the SEC.

We have voluntarily chosen to file this Form 10-K Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (“10-K”).  This 10-K has not been reviewed by the SEC and our voluntary quarterly and annual filings will likely not be reviewed by the SEC until after the S-1 is declared effective.  Further, although we intend to comply with the SEC’s filing requirements, in view of the fact that we are not an SEC reporting company, we are not required to adhere to the SEC’s filing requirements.

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

During the year ended December 31, 2010 our revenues were $2,529,356 as compared to $2,543,978 during the year ended December 31, 2009. This decrease of $14,622, or 1%, is primarily the result of the loss of revenues that our majority owned subsidiary FirstView EHR, Inc. (FirstView) produced due to operations ceasing in November 2010.

Our cost of revenues during the year ended December 31, 2010 was $561,520 as compared to $773,049 during the year ended December 31, 2009.  Cost of revenues as a percentage of revenues was 22% during the year ended December 31, 2010 as compared to 30% during the year ended December 31, 2009. This decrease of $211,529 or 27% is a direct result of the increased revenues with our change in operational focus.

Although there can be no assurance, we anticipate cost of revenues to remain within the range of 10% to 25% of revenues in the foreseeable future.

Our selling, general and administrative expenses during the year ended December 31, 2010 were $1,882,634 as compared to $2,123,917 during the year ended December 31, 2009. The decrease of $241,283 or 11%, was the result of streamlining operations and reducing unnecessary workforce.  This decrease was offset by increased professional fees associated with required financial filings and legal proceedings.  While there can be no assurance of a specific trend, we are continually working to minimize our selling, general and administrative expenses that will allow our revenues to sufficiently cover these expenses.  We experienced a net loss from operations of $430,874 during the year ended December 31, 2010 as compared to a net loss from operations of $1,419,037 during the year ended December 31, 2009.

Our other expense, during the year ended December 31, 2010 was $523,576 as compared to $1,066,049 during the year ended December 31, 2009.  These expenses include interest income, gain (loss) on settlement of debt, net, interest expense and income tax expense.  The reduction in this expense is a direct result of a reduction in the amount of interest expense, the loss on settlement of debt and income tax expense.

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

Liquidity and Capital Resources.  We have incurred an operating loss for the year ended December 31, 2010 and an operating loss for the year ended December 31, 2009. As of December 31, 2010, we had an accumulated deficit of $2,000,178 and available cash of $92,725. The Company had a working capital deficit of approximately $3,800,000 as of December 31, 2010.

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

During the year ended December 31, 2010 cash used in operations was $41,114 as compared to $205,390 cash provided by operations during the year ended December 31, 2009. This is a direct result of our increase in net loss in the amount of $980,663 and the decrease in accounts payable and accrued expenses in the amount of $261,304 during the year ended December 31, 2010 as compared to an increase of $1,107,613 during the year ended December 31, 2009.

During the year ended September 30, 2010 we used $98,736 to purchase property and equipment as compared to $44,827 during the year ended December 31, 2009.

During the year ended December 31, 2010 we received $219,274 of cash in financing activities as compared to using $7,901,130 in financing activities during the year ended December 31, 2009.

Off-Balance Sheet Arrangements
Since our inception through December 31, 2010, we have not engaged in any off-balance sheet arrangements as defined in Item 303(c) of the SEC’s Regulation S-B.

Subsequent Events

On March 1, 2011, Metiscan entered into a Settlement Agreement with Sunrise Medical Technologies, Inc. to satisfy ninety thousand ($90,000) dollars of aged payables related to equipment services rendered to Schuylkill Open MRI, Inc.  Pursuant to the settlement, one hundred and ten million (110,000,000) common shares of Metiscan were issued.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk is related to our borrowings. Fixed rate borrowings may have their fair market value adversely impacted from changes in interest rates. Floating rate borrowings will lead to additional interest expense if interest rates increase. We enter into loan arrangements when needed. Our borrowings are subject to interest rate risk and changes in the prime interest rate will have an effect on interest rate expense.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements, together with the independent registered public accounting firm’s report of Eugene Egeberg, CPA, begin on page 24, immediately after the signature page.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS WITH RESPECT TO ACCOUNTING AND FINANCIAL DISCLOSURE

There are not and have not been any disagreements between us and our accountants with respect to any matter of accounting principles since our formation, and there are no disagreements between us and our accountants with respect to accounting or financial disclosure matters.

ITEM 9A.  CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the Company (“the Certifying Officers”), with the assistance of advisors, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in section 240.13a-14(c) and 240.15d-14(c) under the Exchange Act) within 90 days prior to the filing of this report. Based upon the evaluation, the Certifying Officers concludes that the Company’s disclosure controls and procedures are effective in timely alerting management to material information relative to the Company which is required to be disclosed in its periodic filings with the SEC.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers and additional information concerning them are as follows:

NAME	AGE	POSITIONS AND OFFICES HELD
Bryan Scott	38	President, Chief Executive Officer and Director

Brian Hart	40	Chief Operating Officer and Director

Janine Frieh	40	Chief Financial Officer and Director

There are no agreements or understandings for the officers and directors to resign at the request of another person, and the above-named officers and directors are not acting on behalf of, nor will act at the direction of, any other person.

Business Experience

Bryan A. Scott - President, CEO, and Chairman

Bryan A. Scott is the President and CEO of Metiscan, Inc. Since 1998, Mr. Scott has been engaged in the business development and management of technology companies. Since 2005, Mr. Scott has concurrently served as an officer and/or director of various early stage non‐public companies, including, but not limited to, Nanotailor, Inc., a manufacturer of single‐walled carbon nanotubes based upon technology licensed from the National Aeronautics and Space Administration ("NASA"). Mr. Scott was also one of the founders of Nanotailor, Inc. Commencing in January 2007, Mr. Scott assisted in the organization of Nanotailor, Inc. prior to its incorporation in March 2007, and he continued as an officer and director until December 2007 when he resigned.

Commencing in 2002, Mr. Scott cofounded and served as the President and CEO of Synosphere, Inc., an early stage technology company, which he sold through a stock exchange with iBIZ Technology Corporation in January 2004. Mr. Scott also served as an officer and director of Sports Radio, a company which was purchased by Sun Sports & Entertainment in July 2007. Mr. Scott holds a B.S. and M.S. in Biology from the University of Texas at San Antonio.

Janine Frieh - CFO & Director

Mrs. Frieh is a certified public accountant with many years of experience in establishing and managing corporate financial controls. Mrs. Frieh's experience includes assisting companies in mergers, reverse mergers, SEC filings and coordinating with the SEC with respect to comment letters. She has also served as an Audit Manager and Controller for a publicly traded company in the technology field and interim Controller for several mid-to-large-sized privately held companies.

Prior to becoming our CFO, Mrs. Frieh was as a manager at Moffitt & Company, P.C., an accounting firm, commencing in 2002 and ending in 2005. From 2005 until the present, Mrs. Frieh has operated her own accounting firm, which from time-to-time provides advisory CFO services for public companies.

Brian Hart - COO & Director

Mr. Hart is presently employed as a Senior Director for Barclaycard US (a member of the Barclays Group), an $11 Billion consumer finance company, and has held such position since March 9, 2009. Prior to this recent engagement Mr. Hart spent 4 years as Director of Consumer Finance and Major Reserves for Dell Financial Services, a $3 Billion financing subsidiary of Dell Corporation..

Prior to that, he spent 3 years at Citigroup, where he was Vice President of Customer Sales and Service and directed a team of over 200 people. Mr. Hart also currently serves as the President and sole director of Tristone Solutions Group, LLC. Mr. Hart has a Bachelor in Business Administration in Finance from the University of Texas at Austin and an MBA in Management from Rice University.

Our management has not been involved in any legal proceedings as described in Item 401(f) of Regulation S-K.

Significant Employees

There are no persons other than our officers and directors who are expected by us to make a significant contribution to our business.

Family Relationships

There are no family relationships of any kind among our directors, executive officers, or persons nominated or chosen by us to become directors or executive officers.

Audit Committee Financial Expert

Our board of directors acts as the audit committee; there is no separate audit or other committees.

Our board of directors has determined that Janine Frieh is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K promulgated by the SEC.  Ms. Frieh is not “independent” within the meaning of Item 407(d)(5)(i)(B) of Regulation S-K promulgated by the SEC.

Code of Ethics

We have adopted a Code of Ethics which is designed to ensure that our officers meet the highest standards of ethical conduct. The Code of Ethics requires that our officers comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in our best interests.

Involvement with certain material legal proceedings during the past five years

(1)           None of our directors, officers, significant employees or consultants has been convicted in a criminal proceeding, exclusive of traffic violations, or is subject to any pending criminal proceeding.

(2)           On October 16, 2009, Metiscan-CC, Inc. (Corpus), a wholly owned subsidiary of the Company, filed a petition for relief under Chapter 7 of the Bankruptcy Code. We written off the assets and liabilities of Corpus and describes the operating results from Corpus in this registration statement as discontinued operations.  No other bankruptcy petitions have been filed by or against any business or property of any of our directors, officers, significant employees or consultants nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

 (3)           None of our directors, officers, significant employees or consultants has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

 (4)           None of our directors, officers or significant employees has been convicted of violating a federal or state securities or commodities law.

ITEM 11.  EXECUTIVE COMPENSATION

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of directors, officers, or other employees have been adopted by us for the benefit of our employees.

Our officers and directors will not receive any finder's fee, either directly or indirectly, as a result of their efforts to implement our business plan as outlined herein.

In accordance with the requirements of SEC Release 33-8876.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation	Total ($)
Bryan Scott, President and CEO (1)	2010 2009 2008	-	-	$0 $1,000 $0	-	-	-	$104,754 $43,000 $0	$104,754 $44,000 $0
Brian Hart, Chief Operating Officer (2)	2010 2009 2008	-	-	$0 $1,000 $0	-	-	-	$1000 $0 $0	$1000 $1000 $0
Janine Frieh, Chief Financial Officer (3)	2010 2009 2008	-	-	$0 $1,000 $30,000	-	-	-	$1000 $0 $0	$1000 $1,000 $30,000
Jacob Cohen, Executive Vice President (4)	2010 2009 2008	$88,800	-	$29,750 $1,000 $12,000	-	-	-	$86,400 $27,000	$118,550 $87,400 $39,000

Notes:
(1) Stock Awards and All Other Compensation were paid to Bridgepoint Partners, LLC
(2) Stock Awards were paid to Tristone Solutions Group, LLC
(3) Stock Awards were paid to Janine Frieh, CPA
(4) Stock Awards and All Other Compensation were paid to Cohen Enterprises, Inc.

Outstanding Equity Awards at Fiscal Year End

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Bryan Scott	0	0	0	0	0	0	0	0	0
Brian Hart	0	0	0	0	0	0	0	0	0
Janine Frieh	0	0	0	0	0	0	0	0	0
Jacob Cohen	0	0	0	0	0	0	0	0	0

There are no outstanding equity awards at year-end

Compensation of Directors

The board has not implemented a plan to award options to any directors. There is no contractual arrangement with our board of directors. We have no director's service contracts.  The directors listed below have earned no compensation as of the date of this registration statement.

Director’s Compensation Table
	Fees
	Earned				Nonqualified
	Or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Bryan Scott	2010	$0	$0	$0	$0	$0	$0
	2009	$0	$0	$0	$0	$0	$0
	2008	$0	$0	$0	$0	$0	$0
Brian Hart	2010	$0	$0	$0	$0	$0	$0
	2009	$0	$0	$0	$0	$0	$0
	2008	$0	$0	$0	$0	$0	$0
Janine Frieh	2010	$0	$0	$0	$0	$0	$0
	2009	$0	$0	$0	$0	$0	$0
	2008	$0	$0	$0	$0	$0	$0

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of March 31, 2011, we had 2,564,650,554 shares of common stock issued and outstanding.

The following table sets forth certain information with respect to the beneficial ownership of our common stock by (i) each stockholder known to be the beneficial owner of more than 5% of our common stock; (ii) each director and executive officer and (iii) all executive officers and directors as a group.  Each of the persons named in the table has sole voting and investment power with respect to the shares beneficially owned.   Also included are the shares held by all executive officers and directors as a group.

		AMOUNT OF
TITLE	NAME AND ADDRESS OF	BENEFICIAL	PERCENT OF
OF CLASS	BENEFICIAL OWNER	OWNERSHIP	CLASS
Common	Bryan A. Scott(1)(5)	9,000,500,000	89.4%

Common	Janine Frieh(2)	15,500,000	0.02%

Common	Brian Hart(3)	500,000	MIL

Common	Jacob Cohen(4)	91,500,000	3.95%

Common	Metiscan Holdings, Inc.	9,000,000,000	89.4%

Common	Directors & Officers as a Group	9,016,500,000	89.4%

Notes:
(1)
Bridgepoint Partners, LLC is the Beneficial Owner of 500,000 shares.  Includes 1,500,000,000 shares owned by Metiscan Holdings, Inc., of which Mr. Scott is officer, director and through a family trust of which he is the primary beneficiary, has beneficial ownership.  Also includes 7,500,000,000 shares which are issuable upon conversion of Series C Preferred Stock which is owned by Metiscan Holdings, Inc.

(2)	Tristone Solutions Group, LLC is the Beneficial Owner
(3)	Janine Frieh, CPA is the Beneficial Owner
(4)	Cohen Enterprises, Inc. is the Beneficial Owner
(5)
Bryan A. Scott, President and CEO of Metiscan Holdings is the Beneficial Owner of 750,000 Series C Preferred stock with voting rights and the right to convert into 7,500,000,000 shares of Common Stock.

Officers and Directors

We are currently authorized to issue 5,000,000,000 shares of common stock, and as of March 31, 2011 there were 2,564,650,554 shares of common stock issued and outstanding.  We are currently authorized to issue 10,000,000 shares of preferred stock.  As of March 31, 2011 we have issued 900,000 shares of “Series C Preferred Stock” to Metiscan Holdings, Inc. (“Holdings”).  Holdings has converted 150,000 shares of the Series C Preferred Stock into 1,500,000,000 shares of our common stock (which is included in the 2,564,650,554 shares of common stock issued and outstanding).  The remaining 750,000 shares of Series C Preferred Stock owned by Holdings have voting rights equal to 7,500,000,000 shares of our common stock.  The Series C Preferred Stock can be converted at any time into the then-available authorized but unissued shares of our common stock.  At the present time, we have available 2,435,349,446 authorized but unissued shares of our common stock.  At any time after our Certificate of Incorporation is amended to increase our authorized shares of common stock, the remaining shares of Series C Preferred Stock owned by Holdings can be converted into a total of 7,500,000,000 additional shares of common stock.  Holdings currently has the same voting rights as if all of the Series C Preferred Stock had been converted into common stock.  Accordingly, Holdings has the same voting rights whether or not the Series C Preferred Stock is converted into common stock.

Our President, Chief Executive Officer and one of our directors, Bryan A. Scott, is also the President, Chief Executive Officer and a director of Holdings.  Additionally, Brian Hart, our Chief Operating Officer and one of our directors is also the Chief Operating Officer and a director of Holdings along with Janine Frieh, our Chief Financial Officer and one of our directors.  She is also the Chief Financial Officer and a director of Holdings.  A trust for the benefit of Mr. Scott (the “Trust”) owns 88% of Holdings.  The Trust has two trustees: Bryan A. Scott as the “Family Trustee” and Mandy Adams, who is an unrelated third party as the “Independent Trustee”.  Bryan A. Scott is also designated as the “primary beneficiary” of the Trust.  As of March 31, 2011, through Holdings, the trustees of the Trust have the right to vote approximately 89% of our voting securities based upon the number of shares of common stock issued and outstanding as of March 31, 2011.  Thus, the trustees of the Trust in effect control our Board of Directors because Holdings has the power to vote its shares to remove any director from our Board of Directors and replace him or her with someone chosen by the Trustees of the Trust.

The only way in which Holdings would cease to control a majority of our voting securities is if our Certificate of Incorporation is amended to increase our authorized shares of common stock, and a sufficient number of shares are issued to third-party stockholders to reduce the shares owned by Holdings to less than a majority.  Because the trustees of the Trust have the right currently to vote approximately 89% of our voting securities, the trustees of the Trust must approve an increase of our authorized shares and sales of new securities in order to reduce the percentage of issued and outstanding shares owned by Holdings to less than a majority.

There are no contracts or other arrangements which could result in a change of control.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Conflicts of Interest

No binding guidelines or procedures for resolving potential conflicts of interest have been adopted by us.  Failure by management to resolve conflicts of interest in our favor could result in management becoming liable to us.

Other than as described above, there have been no transactions which are required to be disclosed pursuant to Item 404 of Regulation S-K.

CORPORATE GOVERNANCE

We are currently authorized to issue 5,000,000,000 shares of common stock, and as of March 31, 2011 there were 2,564,650,554 shares of common stock issued and outstanding.  We are currently authorized to issue 10,000,000 shares of preferred stock.  As of March 31, 2011 we have issued 900,000 shares of “Series C Preferred Stock” to Metiscan Holdings, Inc. (“Holdings”).  Holdings has converted 150,000 shares of the Series C Preferred Stock into 1,500,000,000 shares of our common stock (which is included in the 2,564,650,554 shares of common stock issued and outstanding).  The remaining 750,000 shares of Series C Preferred Stock owned by Holdings have voting rights equal to 7,500,000,000 shares of our common stock.  The Series C Preferred Stock can be converted at any time into the then-available authorized but unissued shares of our common stock.  At the present time, we have available 2,435,349,446 authorized but unissued shares of our common stock.  At any time after our Certificate of Incorporation is amended to increase our authorized shares of common stock, the remaining shares of Series C Preferred Stock owned by Holdings can be converted into a total of 7,500,000,000 additional shares of common stock.  Holdings currently has the same voting rights as if all of the Series C Preferred Stock had been converted into common stock.  Accordingly, Holdings has the same voting rights whether or not the Series C Preferred Stock is converted into common stock.

Our President, Chief Executive Officer and one of our directors, Bryan A. Scott, is also the President, Chief Executive Officer and sole director of Holdings.  Additionally, Brian Hart, our Chief Operating Officer and one of our directors, is also the Chief Operating Officer and director of Holdings along with Janine Frieh, our Chief Financial Officer and one of our directors, and is also the Chief Financial Officer and director of Holdings.  A trust for the benefit of Mr. Scott (the “Trust”) owns 88% of Holdings.  The Trust has two trustees: Bryan A. Scott as the “Family Trustee” and Mandy Adams, who is an unrelated third party as the “Independent Trustee”.  Bryan A. Scott is also designated as the “primary beneficiary” of the Trust.  As of March 31, 2011, through Holdings, the trustees of the Trust have the right to vote approximately 89% of our voting securities based upon the number of shares of common stock issued and outstanding as of March 31, 2011.  Thus, the trustees of the Trust in effect control our Board of Directors because Holdings has the power to vote its shares to remove any director from our Board of Directors and replace him or her with someone chosen by the Trustees of the Trust.

The only way in which Holdings would cease to control a majority of our voting securities is if our Certificate of Incorporation is amended to increase our authorized shares of common stock, and a sufficient number of shares are issued to third-party stockholders to reduce the shares owned by Holdings to less than a majority.  Because the trustees of the Trust have the right currently to vote approximately 89% of our voting securities, the trustees of the Trust must approve an increase of our authorized shares and sales of new securities in order to reduce the percentage of issued and outstanding shares owned by Holdings to less than a majority.

This voting concentration may also have the effect of delaying or preventing a change in our management or control or otherwise discourage potential acquirers from attempting to gain control of us.  If potential acquirers are deterred, you may lose an opportunity to profit from a possible acquisition.

Director Independence

Using the definition of director independence set forth in NASDAQ Marketplace Rule 4200(a)(15):

Bryan A. Scott	Not Independent.
Brian Hart	Not Independent.
Janine Frieh	Not Independent.

We did not hold any meetings of our Board of Directors during the last fiscal year, but took actions by written consent in lieu of meetings.  Our policy with respect to director attendance at the annual stockholder meeting is that directors are encouraged, but not required, to attend stockholder meetings.  We have not yet held any stockholder meetings.

Our Board of Directors acts as the Nominating Committee, Audit Committee, and Compensation Committee; there are no separate committees fulfilling those roles.

The Board of Directors believes that it would be a poor use of resources to organize separate committees for those functions, because our directors have a thorough knowledge of the Company’s business and affairs and are able to perform those functions effectively.

All directors participate in the nomination of directors.

All directors participate in the consideration of director and executive officer compensation.

Our board of directors has determined that Janine Frieh is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K promulgated by the SEC.  Ms. Frieh is not “independent” within the meaning of Item 407(d)(5)(i)(B) of Regulation S-K promulgated by the SEC.

Any stockholder may contact any board member by sending mail to the company’s address.

DISCLOSURE OF COMMISSION POSITION

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling the registrant, the registrant has been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is therefore unenforceable.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Audit Fees represent the aggregate fees for professional services for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.   For the years ended December 31, 2010 and 2009, we paid Eugene Egeberg, CPA $7,500 and  $12,400, respectively.

Tax Fees

For the years ended December 31, 2010 and 2009, we paid Eugene Egeberg, CPA $7,500 and  $12,400, respectively, for tax related services.

All Other Fees.

For the years ended December 31, 2010 and 2009, we paid Eugene Egeberg, CPA $7,500 and  $12,400,, respectively, for all other services.

The board of directors on an annual basis reviews audit and non-audit services performed by the independent registered public accounting firm. All audit and non-audit services are pre-approved by the board of directors, which considers, among other things, the possible effect of the performance of such services on the auditors' independence. The board of directors has considered the role of Eugene Egeberg, CPA in providing services to us for the fiscal year ended December 31, 2010 and has concluded that such services are compatible with Eugene Egeberg, CPA’s independence as the Company's independent registered public accounting firm.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Exhibits and Financial Statements

1.	Financial Statements

                                The following financial statements are included on pages 24-34 in the Financial Statements filed as part of this Annual Report

(i)	Balance Sheets as of December 31, 2010 and 2009
(ii)	Statements of Operations for the Fiscal Years Ended December 31, 2010 and 2009
(iii)	Statement of Stockholders’ Equity for the Year Ended December 31, 2010
(iv)	Statements of Cash Flows for the Years Ended December 31, 2010 and 2009
(v)	Notes to Financial Statements

2.
Financial Statement Schedules.  All financial statement schedules have been omitted since the information is either not applicable or required or is included in the financial statements or notes thereof.

3.	The following exhibits, which are required by Item 601 of Regulation S-K, are filed herewith.

EXHIBIT NUMBER	EXHIBIT DESCRIPTION
31.1	Certification of CEO and CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METISCAN, INC. (Registrant)

Dated: April 7, 2011	By:	/s/ Bryan A. Scott
Bryan A. Scott, President and Chief Executive Officer and Director

By:	/s/ Janine Frieh
Janine Frieh, Chief Financial Officer and Director

By:	/s/ Brian Hart
Brian Hart, Chief Operating Officer and Director

By:	/s/ Rossanna Perales
Rossanna Perales, Controller

METISCAN, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
FOR YEARS ENDED DECEMBER 31, 2010 AND 2009
(AUDITED)

TABLE OF CONTENTS
____________

Report of Independent Registered Public Accounting Firm	25

Financial Statements	----------

Balance Sheets as of December 31, 2010 and 2009	26

Statements of Operations for the Fiscal Years Ended December 31, 2010 and 2009	27

Statement of Stockholders’ Equity for the Year Ended December 31, 2010	28 - 29

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and 2009	30

Notes to Financial Statements	31 - 36

Eugene M Egeberg
Certified Public Accountant
2400 Boston Street, Suite 102
Baltimore, Maryland  21224
(410) 218-1711

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S REPORT

To the Stockholders
Metiscan, Inc.

We have audited the consolidated accompanying balance sheet of Metiscan, Inc. as of December 31, 2010, and the related statements of operations and changes in stockholder’s deficit and cash flows for the year then ended.   These financial statements are the responsibility of the Company management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards as well as standards required by the Public Companies Accounting Oversight Board.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.    An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a large accumulated deficit through December 31, 2010.   This condition raises substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metiscan, Inc. as of December 31, 2010 and the results of its operations and its cash flows for each of the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ Eugene M Egeberg
Eugene M Egeberg, CPA
April 11, 2011

METISCAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(AUDITED)

	December 31, 2010	December 31, 2009

ASSETS

CURRENT ASSETS

Cash	$92,724	$13,301
Cash, restricted		8,057,420
Accounts receivable	682,512	426,213
Notes receivable	1,514	1,941

TOTAL CURRENT ASSETS	776,750	8,498,875

PROPERTY AND EQUIPMENT, net of accumulated depreciation	2,600,933	2,685,405

PREPAID EXPENSES	18,907	18,907
OTHER ASSETS	675,522	1,210,804
OTHER NON-CURRENT ASSETS, including restricted cash of $7,954,061	7,954,061

TOTAL ASSETS	$12,026,173	$12,413,990

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$2,405,326	2,666,630
Notes payable, shareholder
Notes payable, current portion	2,148,351	2,029,736
Security deposit	8,016	8,016
Customer deposit	15,800

TOTAL CURRENT LIABILITIES	4,577,493	4,704,382

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, par value $0.0001 per share
Authorized – 10,000,000 shares
Issued and outstanding – 750,000 shares series “C”	75	75
Issued and outstanding – 500,000 shares series “D”	50	50
Issued and outstanding – 60 shares series “E”	-	-
Issued and outstanding – 72 shares series “F”	-	-
Common stock, par value $0.0001 per share
Authorized – 5,000,000,000 shares
Issued and outstanding – 2,441,400,555 and 2,239,339,170, respectively	243,865	223,934
Additional paid-in capital	9,204,868	9,047,353
Accumulated deficit	(2,000,178)	(1,561,804)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	7,448,680	7,709,608
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$12,026,173	$12,413,990

METISCAN, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR YEARS ENDED DECEMBER 31, 2010 AND 2009
(AUDITED)

	For The Years
	Ended December 31,
	2010	2009

REVENUES	$2,529,356	$2,543,978

COST OF REVENUES	561,520	773,049

GROSS PROFIT	1,967,836	1,770,929

EXPENSES
Selling, general and administrative	1,882,634	2,123,917

TOTAL EXPENSES	1,882,634	2,123,917

INCOME (LOSS) FROM OPERATIONS	85,202	(352,987)

OTHER INCOME (EXPENSE), NET	(523,576)	(1,066,049)

NET INCOME (LOSS)	(438,374)	(1,419,037)

NET (LOSS) PER COMMON SHARE

Basic and diluted	(0.00)	(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING

Basic and diluted	2,397,903,927	2,239,339,170

METISCAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2010
(AUDITED)

	Preferred Series “A”		Preferred Series “B”		Preferred Series “C”		Preferred Series “D”		Preferred Series “E”
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2009	48	$-	72	$-	750,000	$75	500,000	$50	-	$-

Common stock issued for cash	-	-	-	-	-	-	-	-	-	-

Conversion of shares due to settlement	(48)	-	(72)	-	-	-	-	-	56	-

Common stock issued for services	-	-	-	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	-

Balance, December 31st, 2010	-	$-	0	$-	750,000	$75	500,000	$50	56	$-

METISCAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2010
(AUDITED)

	Preferred Series “F”		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance December 31, 2009	-	$-	2,239,339,170	$223,934	$9,047,353	$(1,561,804)	$7,709,483

Common stock issued for cash	-	-	2,750,000	275	3,025	-	3,300

Conversion of shares due to settlement	68	-	69,696,000	6,970	(326,726)	-	(337,757)

Common stock issued for services			129,615,385	12,962	130,238	-	143,200
Net loss	-	-	-	-	-	(387,689)	(387,689)

Balance, December 31, 2010	68	$-	2,441,400,555	$244,140	$8,835,890	$(1,949,493)	$7,130,537

METISCAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(AUDITED)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(438,374)	$(1,419,037)
Adjustments to reconcile net (loss) to net cash
(used) by operating activities:
Common stock issued for services	180,148	-
Gain (loss) on settlement of debt	403,459	-
Loss on settlement of debt with stock issuance	-	-
Depreciation expense	183,207	277,672
Changes in operating assets and liabilities:
Accounts receivable	(256,299)	86,501
Prepaid expenses	(1)	28,333
Accounts payable and accrued liabilities	(261,304)	1,107,613
Other Liabilites (decrease)		124,308
Advances from customers	15,800	-
Notes receivable	427	-
Other assets	131,823	-
NET CASH PROVIDED BY OPERATING ACTIVITIES	(41,114)	205,390

CASH FLOWS FROM INVESTING ACTIVITIES:
Other Asset		(22,500)
Purchase of property and equipment	(98,736)	(44,827)
NET CASH USED BY INVESTING ACTIVITIES	(98,736)	(67,327)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from cash held in escrow	103,359	-
Proceeds from (repayments of) notes payable	112,615	(179,277)
Proceeds from (repayments of) loans payable	-	(950,087)
Proceeds from preferred stock		125
Proceeds from common stock	3,300	202,911
Increase in Retained Earnings		15,038
Increase in Contributed Capital	-	8,812,421
NET CASH USED BY FINANCING ACTIVITIES	219,274	7,901,130

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	79,424	8,039,193

CASH AND CASH EQUIVALENTS
AT THE BEGINNING OF THE PERIOD	13,301	31,528

CASH AND CASH EQUIVALENTS
AT THE END OF THE PERIOD	$92,725	$8,070,721

METISCAN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(AUDITED)

NOTE 1:                      ORGANIZATION AND BASIS OF PRESENTATION

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

On February 11, 2010, Taptopia entered into a joint venture with ConvExx, LLC to form Appcon, LLC (Appcon), which was formed under the laws of the State of Nevada. Pursuant to the Operating Agreement, each of Taptopia and ConvExx owned a 50% interest in Appcon, which was created to function as a trade show organizer for mobile application trade shows to be held in the future.

On November 15, 2010, Firstview ceased operations and began evaluating other business pursuits.

On December 1, 2010, Taptopia and ConvExx mutually agreed to an orderly shut down of Appcon and dissolved the Company with the State of Nevada.

As of December 31, 2010, we had the following subsidiaries:

• FirstView EHR, Inc. (“FirstView”) – FirstView is our majority owned subsidiary which provides healthcare information technology (“Healthcare IT”) services for diagnostic imaging facilities, including, but not limited to, web-based electronic healthcare records (EHR), long-term archiving and professional “Healthcare IT” services.

As of November 15, 2010 FirstView ceased its operations and is currently evaluating other business pursuits.

• Schuylkill Open MRI, Inc. (“SOMRI”) – We own seventy two (72%) percent of SOMRI.  A minority of the issued and outstanding shares of SOMRI are owned by a Pennsylvania physician and 2 other minority shareholders.  SOMRI is an independent diagnostic testing facility (IDTF) located in Pottsville, Pennsylvania providing Magnetic Resonance Imaging (MRI) services and is unaffiliated with any hospital or medical group. SOMRI officially opened for business and began its operations in March, 2003 as an outpatient open MRI facility. SOMRI currently performs exams on the Siemens Concerto OPEN MRI System utilizing Siemens’ Syngo software. In 2008, Schuylkill also added the Siemens Magnetom Vision 1.5T high field closed magnet to its facility. Having both the Siemens Concerto OPEN MRI System and the Siemens Magnetom Vision 1.5T high field closed magnet gives SOMRI flexibility in the studies it can conduct. SOMRI uses FirstView’s Healthcare IT support to host and manage its RIS and PACS systems.  SOMRI offers same day, evening and Saturday appointments to accommodate emergency and non-emergency patient’s schedule needs.

SOMRI participates in most major insurance plans. SOMRI also accepts Medicare, Medicaid, Worker’s Compensation claims, Personal Injury Protection (PIP) and Letters of Protection (LOPs) for participating personal injury attorneys in the area. SOMRI is accredited by the American College of Radiology (ACR).

• Shoreline Employment Services, Inc. (“Shoreline”) – Shoreline, which is our wholly owned subsidiary, is an employment services company that provides part-time, full time, and contract employees, and provides other human resource related services such as employee benefits and retirement plans such as 401ks to us, our subsidiaries and one third party on an as-needed basis.

• Taptopia, Inc. (Taptopia) – Taptopia is our wholly owned subsidiary which provides technology utilizing Smartphones to event organizers, convention centers, and their related vendors. Taptopia’s cornerstone product the Digital Show Guide™ (DSG) which was launched in December of 2009, enables attendees and exhibitors to easily navigate event schedules and exhibitor information from their Apple iPhones™, iPod touches™, iPads™ and BlackBerrys.  Users have the ability to take notes about events or exhibitors directly within the software application, send their contact information and notes immediately to their contacts, utilize pre-event planning tools and stay current with real-time announcements.  The DSG replaces traditional paper show guides and provides event organizers the ability to make last minute changes and additions to the DSG electronically.

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

On February 11, 2010, Taptopia entered into a joint venture with ConvExx, LLC to form Appcon, LLC (Appcon), which was formed under the laws of the State of Nevada. Pursuant to Appcon’s Operating Agreement, each of Taptopia and ConvExx owned a 50% interest in Appcon, which was created to function as a trade show organizer for mobile application trade shows to be held in the future.  The trade show which Appcon was to organize initially was postponed due to insufficient registrations by trade show participants. On December 1, 2010, Taptopia and ConvExx mutually agreed to an orderly shut down of Appcon and dissolved the Company with the State of Nevada.

Basis of Presentation

In connection with preparation of the consolidated condensed financial statements and in accordance with the recently issued Statement of Financial Accounting Standards No. 165 “Subsequent Events” (SFAS 165), the Company evaluated subsequent events after the balance sheet date through the issuance date of these financial statements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  The Company has incurred a net loss during the year ended December 31, 2010 and has a working capital deficit of $3,793,243.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

During fiscal 2011, Management plans to take the following steps in order to grow Metiscan;

•	Continue to reduce operating expenses by eliminating inefficiencies in our operations;

•	Procure capital equipment necessary to maintain a market advantage for our services we offered;

•	Evaluate further upgrades of infrastructure and licensed software, as well as improve service at our freestanding diagnostic imaging center;

•	Develop mobile software solutions for the convention, meeting and trade show industries; and

•	Develop and acquire new technologies and operating ventures that add value to the overall entity.

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

Disclosure About Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at December 31, 2010 as defined in FASB 107 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.  Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Basic and Diluted Income (Loss) per Share

In accordance with SFAS No. 128, “Earnings Per Share,” basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2010 and 2009, the Company had no potentially dilutive shares.

Recent Accounting Pronouncements

There are no current accounting pronouncements that affect the Company.

NOTE 2:                      ACCOUNTS PAYABLE AND ACCRUED LIABILITY

Approximately $1,500,000 of the $2,397,826 accounts payable and accrued liabilities are attributed to discontinued operations and the corresponding chapter 7 bankruptcy proceedings for Metiscan-CC, Inc.

NOTE 3:                      CANCELLATION OF SERIES A & SERIES B PREFERRED STOCK

On February 5, 2010, the Company cancelled its Series A and Series B Preferred class of stock (“A and B Preferred Shares”) and created a Series E and Series F Preferred class of stock (“E and F Preferred Shares”). The cancellation of the A and B Preferred Shares and creation of the E and F Preferred Shares was pursuant to the settlement agreement reached with Garth James whereas Mr. James was issued sixty (60) shares of Series E Preferred stock and seventy-two (72) shares of Series F Preferred stock. Each month, beginning February 2010, the Company redeems one (1) share of Series E Preferred stock and one (1) share of Series F Preferred stock at the total cost of approximately $10,000.  Through December 31, 2010, the Company has purchased eight (8) of each series for a total of approximately $80,000.

NOTE 4:                      INVESTMENT IN LIMITED LIABILITY COMPANY

On February 11, 2010, the Company’s wholly owned subsidiary, Taptopia invested $100 in AppCon, LLC a limited liability company formed under the laws of the state of Nevada. Taptopia owned 50% of the interest and Convexx, an unrelated entity, owned the remaining 50%.  The purpose of the limited liability company was to function as a trade show organizer for mobile application trade shows to be held in the future.   On December 1, 2010, Taptopia and ConvExx mutually agreed to an orderly shut down of Appcon and respectively officially dissolved the Company with the State of Nevada.

NOTE 5:                      LOSS ON SETTLEMENT OF DEBT

During the year ended December 31, 2010, we experienced a net loss on the settlement of debt in the amount of $431,792. This loss on the settlement of debt was mainly attributed to the write off of $337,900 of notes receivable by our subsidiary, Schuylkill, due to the determination that these funds were not collectible.

NOTE 6:                      TERMS AND CONDITIONS OF THE ACCOUNT MANAGEMENT AGREEMENT

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