Form 10-Q
period 2011-03-31
METISCAN, INC.
filed 2011-05-17
CIK 1092945

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

[ ]	Transition Report under Section 13 or 15(d) of the Exchange Act for the Transition Period from _______ to _______

Commission File Number: 333-123611

METISCAN, INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-3613222 (I.R.S. Employer Identification No.)

12225 Greenville Ave, Suite 700
Dallas, Texas 75243
Telephone: 972-479-8866
(Address and phone number of principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [_]   No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [_]  No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[_]	Accelerated filer	[_]

Non-accelerated filer	[_]	Smaller reporting company	[X]

Check whether the issuer is a “shell company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934.  Yes [_]   No [X]

The Registrant has 2,564,650,554 shares of Common stock, par value $.0001 per share issued and outstanding as of May 2, 2011.

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

INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements (Unaudited)
	Condensed Balance Sheets
	December 31, 2010 and March 31, 2011	3
	Condensed Statements of Operations
	For the Three Months Ended March 31, 2011 and 2010	4
	Condensed Statements of Shareholders’ Equity (Deficit)
	For the Three Months Ended March 31, 2011	5 - 6
	Condensed Statements of Cash Flows
	For the Three Months Ended March 31, 2011 and 2010	7 - 8
	Notes to Condensed Financial Statements	9

Item 2.	Management's Discussion and Analysis or Plan of Operation	16

	Risk Factors	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4T.	Controls and Procedures	31

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults upon Senior Securities	32

Item 4.	Submission of Matters to a Vote of Security Holders	32

Item 5.	Other Information	32

Item 6.	Exhibits	32

Signatures		33

METISCAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2011	December 31, 2010

ASSETS

CURRENT ASSETS

Cash	$82,244	$92,724
Accounts receivable	593,291	682,512
Notes receivable	1,514	1,514

TOTAL CURRENT ASSETS	677,049	776,750

PROPERTY AND EQUIPMENT, net of accumulated depreciation	2,636,064	2,600,933

PREPAID EXPENSES	18,907	18,907
OTHER ASSETS	675,522	675,522
OTHER NON-CURRENT ASSETS, including restricted cash of $7,954,061	7,954,061	7,954,061

TOTAL ASSETS	$11,961,603	$12,026,173

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$2,226,941	2,405,326
Notes payable, current portion	2,179,231	2,148,351
Customer deposit		15,800
Security deposit	8,016	8,016

TOTAL CURRENT LIABILITIES	4,414,188	4,577,493

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, par value $0.0001 per share
Authorized – 10,000,000 shares
Issued and outstanding – 750,000 shares series “C”	75	75
Issued and outstanding – 500,000 shares series “D”	50	50
Issued and outstanding – 60 shares series “E”	-	-
Issued and outstanding – 72 shares series “F”	-	-
Common stock, par value $0.0001 per share
Authorized – 10,000,000,000 shares
Issued and outstanding – 2,551,400,555 and 2,441,400,555, respectively	353,865	243,865
Additional paid-in capital	9,203,948	9,204,868
Accumulated deficit	(2,010,523)	(2,000,178)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	7,547,415	7,448,680

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$11,961,603	$12,026,173

The accompanying notes are an integral part of the financial statements

METISCAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	2011	2010

REVENUES	$485,561	$898,628

COST OF REVENUES	117,304	152,586

GROSS PROFIT	368,257	746,042

EXPENSES
Selling, general and administrative	341,345	465,128

TOTAL EXPENSES	341,345	465,128

INCOME (LOSS) FROM OPERATIONS	26,912	(280,914)

OTHER INCOME (EXPENSE)
Interest income	5	41
Gain (loss) on settlement of debt, net	(17,439)	(346,793)
Interest expense	(19,824)	(8,634)

TOTAL OTHER INCOME (EXPENSE)	(37,258)	(355,386)

INCOME (LOSS) BEFORE INCOME TAXES	(10,346)	(74,472)

Income tax expense	-	-

NET INCOME (LOSS) FROM CONTINUING
OPERATIONS	(10,346)	(74,472)

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	-

NET INCOME (LOSS)	(10,346)	(74,472)

NET (LOSS) PER COMMON SHARE

Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING

Basic and diluted	2,479,289,444	2,269,339,170

The accompanying notes are an integral part of the financial statements

METISCAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(UNAUDITED)

	Preferred Series “A”		Preferred Series “B”		Preferred Series “C”		Preferred Series “D”		Preferred Series “E”
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance December 31, 2010	-	$-	-	$-	750,000	$75	500,000	$50	$50	$-

Common stock issued for cash	-	-	-	-	-	-	-	-	-	-

Conversion of shares due to settlement	-	-	-	-	-	-	-	-	-	-

Common stock issued for services	-	-	-	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	-

Balance, March 31, 2011	-	$-	0	$-	750,000	$75	500,000	$50	$47	$-

The accompanying notes are an integral part of the financial statements

METISCAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(UNAUDITED)

	Preferred Series “F”		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance December 31, 2010	61	$-	2,441,400,555	$243,868	$9,204,867	$(2,000,178)	$7,448,680

Common stock issued for cash	-	-		-	-	-	-

Conversion of shares due to settlement	-	-	110,000,000	110,000	(920)	-	109,080

Common stock issued for services				-	-	-	-

Net loss	-	-	-	-	-	(10,346)	(10,346)

Balance, March 31, 2010	59	$-	2,551,400,555	$353,866	$9,203,947	$(2,010,524)	$7,547,414

The accompanying notes are an integral part of the financial statements

METISCAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(10,345)	$(74,472)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Common stock issued for services	109,080	-
Gain (loss) on settlement of debt	17,439	346,792
Loss on settlement of debt with stock issuance	-	-
Depreciation expense	20,869	44,052
Changes in operating assets and liabilities:
Accounts receivable	73,421	(347,756)
Prepaid expenses	-	(4,369)
Accounts payable and accrued liabilities	(209,219)	65,488
Advances from customers		-
Other assets	-	900
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,245	30,435

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in limited liability company		(100)
Purchase of property and equipment	(42,604)	(14,613)
NET CASH USED BY INVESTING ACTIVITIES	(42,604)	(14,713)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from cash held in escrow	-	3,125
Proceeds from (repayments of) notes payable	30,879	(55,989)
Proceeds from (repayments of) notes payable, shareholder	-	-
Proceeds from common stock	-	-
Cancellation of common stock subscription	-	-
NET CASH USED BY FINANCING ACTIVITIES	30,879	(52,864)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,480)	(37,142)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	92,724	105,917

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$82,244	$68,775

The accompanying notes are an integral part of the financial statements

METISCAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	2011	2010

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

Interest paid	$19,824	$8,634
Taxes paid	$9,528	$11,400

The accompanying notes are an integral part of the financial statements

METISCAN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2011
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

On June 24, 2009, we announced that we had determined to become a holding company focused upon growing our organization by making key acquisitions of companies, which focus on developing new technologies.

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

On November 15, 2010 FirstView ceased its operations and is currently evaluating other business pursuits.

The historical financial information presented in this report is that of the Company, FirstView, SOMRI, Shoreline and Taptopia. The historical financial information has been restated to reflect the discontinued operations of Corpus.

As of March 31, 2011, we operated the following subsidiaries:

• FirstView EHR, Inc. (FirstView) – FirstView is a majority owned subsidiary which provides healthcare information technology (“Healthcare IT”) services for diagnostic imaging facilities, including, but not limited to, web-based electronic healthcare records (EHR), long-term archiving and professional “Healthcare IT” services.

• Schuylkill Open MRI, Inc. (“SOMRI”) – We own seventy-two (72%) percent of SOMRI.  A minority of the issued and outstanding shares of SOMRI are owned by a Pennsylvania physician and 2 other minority shareholders.  SOMRI is an independent diagnostic testing facility (IDTF) located in Pottsville, Pennsylvania providing Magnetic Resonance Imaging (MRI) services and is unaffiliated with any hospital or medical group. SOMRI officially opened for business and began its operations in March, 2003 as an outpatient open MRI facility. SOMRI currently performs exams on the Siemens Concerto OPEN MRI System utilizing Siemens’ Syngo software. In 2008, Schuylkill also added the Siemens Magnetom Vision 1.5T high field closed magnet to its facility. Having both the Siemens Concerto OPEN MRI System and the Siemens Magnetom Vision 1.5T high field closed magnet gives SOMRI flexibility in the studies it can conduct. SOMRI uses FirstView’s Healthcare IT support to host and manage its RIS and PACS systems.  SOMRI offers same day, evening and Saturday appointments to accommodate emergency and non-emergency patient’s schedule needs.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  The Company has incurred net loss during the three months ended March 31, 2011 and has a working capital deficit of $3,785,486.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

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

Disclosure About Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at March 31, 2011 as defined in FASB 107 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.  Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Basic and Diluted Income (Loss) per Share

In accordance with SFAS No. 128, “Earnings Per Share,” basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2011 and 2010, the Company had no potentially dilutive shares.

Recent Accounting Pronouncements

There are no current accounting pronouncements that affect the Company.

Convertible Debt

Convertible Note #1

Effective April 15, 2010, as consideration for a $100,000 loan, the Company executed a convertible promissory note (the “Convertible Note #1”) to SBCH Charitable Foundation in the amount of one hundred thousand ($100,000) dollars.  Interest on the outstanding portion of the principal of Convertible Note #1 accrues at a rate of twelve (12%) percent per annum, payable monthly.  Pursuant to Convertible Note #1, beginning on October 15, 2010, and continuing each month thereafter until September 15, 2011 (the “Maturity Date for Note #1”), one-twelfth of the outstanding principal is automatically converted into common stock of the Company at a conversion price of sixty (60%) percent of the average closing bid price of the five (5) trading days prior to the date of conversion; provided, however, that the conversion price shall not exceed $0.001 per share.

Effective September 15, 2010, Convertible Note #1 was amended such that conversion of principal and interest would begin on April 15, 2011, and continuing each month thereafter until March 15, 2012 (the “Amended Maturity Date for Note #1”).  Effective April 1, 2011, Convertible Note #1 was further amended such that conversion of principal and interest would begin on July 15, 2011, and continuing each month thereafter until June 15, 2012 (the “Second Amended Maturity Date for Note #1”) and no interest payments shall be due until the Second Amended Maturity Date for Note #1.

Convertible Note #2

Effective September 1, 2010, as consideration for a $100,000 loan, the Company executed a convertible promissory note (the “Convertible Note #2”) to SBCH Charitable Foundation in the amount of one hundred thousand ($100,000) dollars.  Interest on the outstanding portion of the principal of Convertible Note #2 accrues at a rate of twelve (12%) percent per annum, payable monthly.  Pursuant to Convertible Note #2, beginning on March 1, 2011, and continuing each month thereafter until February 1, 2012 (the “Maturity Date for Note #2”), one-twelfth of the outstanding principal is automatically converted into common stock of the Company at a conversion price of sixty (60%) percent of the average closing bid price of the five (5) trading days prior to the date of conversion; provided, however, that the conversion price shall not exceed $0.001 per share.

Effective April 1, 2011 Convertible Note #2 was amended such that conversion of principal and interest would begin on January 1, 2013, and continuing each month thereafter until December, 2014 (the “Amended Maturity Date for Note #2” and that no interest payments shall be due until the Amended Maturity Date for Note #2.

Subsequent Events

On May 10, 2011, SBCH Charitable Foundation (“SBCH”) was issued fifty million restricted shares (50,000,000) of the Company’s common stock for deferring interest payments and amending the Maturity Date related to Convertible Note #1.

On May 10, 2011, SBCH was issued fifty million restricted shares (50,000,000) of the Company’s common stock for deferring interest payments and amending the Maturity Date related to Convertible Note #2.

On May 10, 2011, SBCH was issued fifty million restricted shares (50,000,000) of the Company’s stock as payment for terminating an Employee Benefits and Payroll Services letter agreement.

On May 10, 2011, Michael Foster & Associates was issued fifteen million restricted shares (15,000,000) of the Company’s common stock as payment for Digital Show Guide™ commissions earned from Taptopia.

On April 28, 2011, Metiscan amended its Certificate of Incorporation with the State of Delaware such that the Company shall have the authority to issue ten billion ten million (10,010,000,000) shares, of which ten billion (10,000,000,000) shares shall be common stock, par value $0.0001 per share, and ten million (10,000,000) shares shall be preferred stock, par value $0.0001 per share.

NOTE 2    ACCOUNTS PAYABLE AND ACCRUED LIABILITY

Approximately $1,500,000 of the $2,226,941 accounts payable and accrued liabilities are attributed to discounted operations and the corresponding chapter 7 bankruptcy proceedings for Metiscan-CC, Inc.

NOTE 3    CANCELLATION OF SERIES A & SERIES B PREFERRED STOCK

On February 5, 2010, the Company cancelled its Series A and Series B Preferred class of stock (“A and B Preferred Shares”) and created a Series E and Series F Preferred class of stock (“E and F Preferred Shares”). The cancellation of the A and B Preferred Shares and creation of the E and F Preferred Shares was pursuant to the settlement agreement reached with Garth James whereas Mr. James was issued sixty (60) shares of Series E Preferred stock and seventy-two (72) shares of Series F Preferred stock. Each month, beginning February 2010, the Company purchases one (1) share of Series E Preferred stock and one (1) share of Series F Preferred stock at the total cost of approximately $10,000.  Through March 31, 2011, the Company has purchased thirteen (13) of each series for a total of approximately $130,000.

NOTE 4    INVESTMENT IN LIMITED LIABILITY COMPANY

On February 11, 2010, the Company’s wholly owned subsidiary, Taptopia invested $100 in AppCon, LLC a limited liability company formed under the laws of the state of Nevada. Taptopia owned 50% of the interest and ConvExx, an unrelated entity, owned the remaining 50%.  The purpose of the limited liability company was to function as a trade show organizer for mobile application trade shows to be held in the future.   On December 1, 2010, Taptopia and ConvExx mutually agreed to an orderly shut down of Appcon and dissolved Appcon with the State of Nevada.

NOTE 5    LOSS ON SETTLEMENT OF DEBT

During the three months ended March 31, 2011, we experienced a net loss on the settlement of debt in the amount of $17,439.

NOTE 6    LEGAL PROCEEDINGS

There are no legal proceedings.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

You should be aware that our results from operations could materially be effected by a number of factors, which include, our ability to control costs and expenses, access to capital, and our ability to meet contractual obligations. There may be other factors not mentioned above or included elsewhere in this report that may cause actual results to differ materially from any forward-looking information.

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

SELECT FINANCIAL INFORMATION

	For the Three Months Ended
	March 31, 2011	March 31, 2010
Statement of Operations Data

Total Revenue	$485,561	$898,628
Operating Loss	$26,912	$(280,914)
Net income (loss) after taxes	$(10,346)	$(74,472)
Net income ( loss) per share	$(0.00)	$0.00

Balance Sheet Data

Total assets	$11,961,603	$11,891,262
Total liabilities	$(4,414,188)	$(4,478,595)
Stockholders’ equity (deficit)	$7,547,415	$(7,412,667)

During the three months ended March 31, 2011 our revenues were $485,561 as compared to $898,628 during the three months ended March 31, 2010. This decrease of $413,067, or 45%, is primarily the result of our operation of Schuylkill Open MRI, Inc. (SOMRI) and the revenues that majority owned subsidiary FirstView EHR, Inc. (FirstView) produces.

Our cost of revenues during the three months ended March 31, 2011 were $117,304 as compared to $152,586 during the three months ended March 31, 2010. Cost of revenues as a percentage of revenues were 24% during the three months ended March 31, 2011 as compared to 16% during the three months ended March 31, 2010. This is a decrease of $35,282 or 23%.

Although there can be no assurance, we anticipate cost of revenues to remain within the range of 10% to 25% of revenues in the foreseeable future.

Our selling, general and administrative expenses during the three months ended March 31, 2011 were $341,345 as compared to $465,128 during the three months ended March 31, 2010. This is a decrease of $123,780, or 27%.  While there can be no assurance of a specific trend, we are continually working to minimize our selling, general and administrative expenses that will allow our revenues to sufficiently cover these expenses.

We experienced a net loss from operations of $10,346 during the three months ended March 31, 2011 as compared to a net loss from operations of $74,472 during the three months ended March 31, 2010.

Our interest expense during the three months ended March 31, 2011 was $19,824 as compared to $8,634 during the three months ended March 31, 2010. The increase in interest expense is a direct result of the discontinued operations and Chapter 7 bankruptcy filing with Metiscan- CC, Inc. As of March 31, 2011, the interest rates on our notes payable ranged from 6.1% to 12%.

During the three months ended March 31, 2011 we experienced a net loss on the settlement of debt in the amount of $17,439 as compared to $346,793 during the three months ended March 31, 2010.

Liquidity and Capital Resources

We have incurred an operating loss for the three months ended March 31, 2011 of $10,346 and an operating loss for the three months ended March 31, 2010 of  $74,472. As of March 31, 2011, we had an accumulated deficit of $2,000,178 and available cash of $82,244. The Company had a working capital deficit of $3,737,139 as of March 31, 2010.

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

During the three months ended March 31, 2011 cash provided by operations was $1,245 as compared to $30,435 cash provided by operations during the three months ended March 31, 2010. This is a direct result of our increase in net loss in the amount of $1,172,298 and the decrease in accounts payable and accrued expenses in the amount of $209,219 during the three months ended March 31, 2011 as compared to an increase of $65,488 during the three months ended March 31, 2010.

During the three months ended March 31, 2011 we used $42,604 to purchase property and equipment as compared to $14,613 during the three months ended March 31, 2010.

During the three months ended March 31, 2011 we provided $30,879 of cash in financing activities as compared to using $52,864 in financing activities during the three months ended March 31, 2010.

Off-Balance Sheet Arrangements

Since our inception through March 31, 2011, we have not engaged in any off-balance sheet arrangements as defined in Item 303(c) of the SEC’s Regulation S-B.

Risk Factors

An investment in our common stock involves a high degree of risk.  If any of the following risks actually occur, our business, financial condition and operations will be materially affected.

Accordingly, prospective investors should carefully consider the following risk factors, in addition to the other information with respect to our business, contained before purchasing shares.

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

THERE IS UNCERTAINTY AS TO OUR ABILITY TO REMAIN A GOING CONCERN.

As of March 31, 2011 we had an accumulated deficit of $2,010,523, had available cash of $82,244 and had current liabilities of $4,414,188.  For the near future, it is likely that we will incur operating expenses without sufficient revenues to cover these expenses. We are likely to have a continually increasing net operating loss until we successfully increase our customer base and level our selling, general and administrative expenses. We cannot guarantee that we will be able to increase our customer base and revenues to the extent necessary to generate sufficient revenue to cover our operating expenses.  We expect negative cash flow from operations to continue, at least for the foreseeable future, as we continue to develop our businesses. If cash generated by operations is insufficient to satisfy our liquidity requirements, we may be required to sell debt or additional equity securities. The sale of additional equity or convertible debt securities would result in additional dilution to our stockholders. Further, there can be no assurance that we will be able to successfully sell our securities in order to obtain additional capital.

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

WE ARE CONTROLLED BY OUR PRESIDENT, CHIEF EXECUTIVE OFFICER AND ONE OF OUR DIRECTORS, BRYAN A. SCOTT.

We are currently authorized to issue 10,000,000,000 shares of common stock, and as of May 2, 2011 there were 2,564,650,554 shares of common stock issued and outstanding.  We are currently authorized to issue 10,000,000 shares of preferred stock.  As of December 31, 2010 we have issued 900,000 shares of “Series C Preferred Stock” to Metiscan Holdings, Inc. (“Holdings”).  Holdings has converted 150,000 shares of the Series C Preferred Stock into 1,500,000,000 shares of our common stock (which is included in the 2,564,650,554 shares of common stock issued and outstanding).  The remaining 750,000 shares of Series C Preferred Stock owned by Holdings have voting rights equal to 7,500,000,000 shares of our common stock.  The Series C Preferred Stock can be converted at any time into the then-available authorized but unissued shares of our common stock.  At the present time, we have available 2,435,349,446 authorized but unissued shares of our common stock.  At any time after our Certificate of Incorporation is amended to increase our authorized shares of common stock, the remaining shares of Series C Preferred Stock owned by Holdings can be converted into a total of 7,500,000,000 additional shares of common stock.  Holdings currently has the same voting rights as if all of the Series C Preferred Stock had been converted into common stock.  Accordingly, Holdings has the same voting rights whether or not the Series C Preferred Stock is converted into common stock.

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

RISKS WITH RESPECT TO SHARES OF OUR COMMON STOCK

WE MAY BE SUBJECT TO THE SECURITIES AND EXCHANGE COMMISSION'S "PENNY STOCK" RULES IF OUR COMMON STOCK SELLS BELOW $5.00 PER SHARE.

As trading in our common stock is limited and quotations are sporadic, on May 16, 2011, which was the last date upon which our common stock traded prior to the filing date of this Report, the closing price of our stock was $0.0009.  Because the current trading price of our common stock is below $5.00 per share, trading in our securities is subject to the requirements of the Securities and Exchange Commission's rules with respect to securities trading below $5.00, which are referred to as "penny stocks". These rules require the delivery prior to any transaction of a disclosure schedule explaining the penny stock market and all associated risks and impose various sales practice requirements upon broker-dealers who sell "penny stocks" to persons other than established customers and accredited investors, which are generally defined as institutions or an investor individually or with their spouse, who has a net worth exceeding $1,000,000, excluding their residence, or annual income, individually exceeding $200,000 or, with their spouse, exceeding $300,000. For these types of transactions the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock, which could severely limit its market price and liquidity.

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

As of March 31, 2011, we operated the following subsidiaries:

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

• Schuylkill Open MRI, Inc. (“SOMRI”) – We own seventy-two (72%) percent of SOMRI.  A minority of the issued and outstanding shares of SOMRI are owned by a Pennsylvania physician and 2 other minority shareholders.  SOMRI is an independent diagnostic testing facility (IDTF) located in Pottsville, Pennsylvania providing Magnetic Resonance Imaging (MRI) services and is unaffiliated with any hospital or medical group. SOMRI officially opened for business and began its operations in March, 2003 as an outpatient open MRI facility. SOMRI currently performs exams on the Siemens Concerto OPEN MRI System utilizing Siemens’ Syngo software. In 2008, Schuylkill also added the Siemens Magnetom Vision 1.5T high field closed magnet to its facility. Having both the Siemens Concerto OPEN MRI System and the Siemens Magnetom Vision 1.5T high field closed magnet gives SOMRI flexibility in the studies it can conduct. SOMRI uses FirstView’s Healthcare IT support to host and manage its RIS and PACS systems.  SOMRI offers same day, evening and Saturday appointments to accommodate emergency and non-emergency patient’s schedule needs.

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

Taptopia has filed a design patent application and a trademark application with the United States Patent and Trademark Office (USPTO) to legally protect Taptopia's Digital Show Guide(TM) product.  The design patent application protects the graphical user interface (GUI) and its interactive design elements related to Taptopia's interactive digital maps. The trademark application protects the mobile software product's trade name -- Digital Show Guide(TM).  Taptopia is also working on other Smartphone software technologies that may be utilized by event organizers, convention centers, and their related vendors.

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

Number of total employees and number of full-time employees

As of March 31, 2011, we had 17 total employees, of which 13 were full-time employees.  Our subsidiaries had the following number of employees:

	Total Employees:	Full-Time Employees:

FirstView:	0	0

SOMRI:	0	0

Shoreline:	17	13

Taptopia:	0	0

Shoreline is an employee services company which leases the services of its employees to the subsidiaries of Metiscan and other unrelated third parties.

As of March 31, 2011, we had 8 consultants.  Our subsidiaries had the following number of consultants:

Consultants:

FirstView:	0

SOMRI:	5

Shoreline:	1

Taptopia:	2

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Based on the nature of our current operations, we have not identified any issues of market risk at this time.

ITEM 4T.    CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the Company, who are the same person (“the Certifying Officer”) with the assistance of advisors, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in section 240.13a-14(c) and 240.15d-14(c) under the Exchange Act) within 90 days prior to the filing of this report. Based upon the evaluation, the Certifying Officer concludes that the Company’s disclosure controls and procedures are effective in timely alerting management to material information relative to the Company which is required to be disclosed in its periodic filings with the SEC.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II
OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended March 31, 2011, no matters were submitted to the Company's security holders.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

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

METISCAN, INC. (Registrant)

Dated: May 17, 2011	By:	/s/ Bryan A. Scott
Bryan A. Scott, President and Chief Executive Officer

	By:	/s/ Janine Frieh
Janine Frieh, Chief Financial Officer

	By:	/s/ Brian Hart
Brian Hart, Chief Operating Officer

	By:	/s/ Rossanna Perales,
Rossanna Perales, Controller