Form 10-Q
period 2011-06-30
METISCAN, INC.
filed 2011-08-15
CIK 1092945

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X]	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30th, 2011

[ ]	Transition Report under Section 13 or 15(d) of the Exchange Act for the Transition Period from ________ to ________

Commission File Number: 333-123611

METISCAN, INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-3613222 (I.R.S. Employer Identification No.)

11204 McPherson Road, Suite#116
Laredo, TX 78041
 Telephone: (678) 315 - 5592
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

Large accelerated filer	[_]	Accelerated filer	[_]

Non-accelerated filer	[_]	Smaller reporting company	[X]

Check whether the issuer is a “shell company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934.  Yes [_]   No [X]

The Registrant has  2,716,400,555  shares of Common Stock , par value $ 0.0001 per share, issued and outstanding as of June 30, 2011. The Registrant has 5,252,150,554 shares of Common stock, par value $.0001 per share issued and outstanding as of Aug 09, 2011.

INDEX TO QUARTERLY REPORT
ON FORM 10-Q

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Balance Sheets December 31, 2010 and June 30, 2011	3

	Condensed Statements of Operations For the Six Months Ended June 30, 2011 and 2010	4

	Condensed Statements of Shareholders’ Equity (Deficit) For the Six Months Ended June 30, 2011	5

	Condensed Statements of Cash Flows For the Six Months Ended June 30, 2011 and 2010	7-8

	Notes to Condensed Financial Statements	9-16

Item 2.	Management's Discussion and Analysis or Plan of Operation	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4T.	Controls and Procedures	30

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults upon Senior Securities	31

Item 4.	Submission of Matters to a Vote of Security Holders	31

Item 5.	Other Information	31

Item 6.	Exhibits	31

Signatures		32

METISCAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2011	December 31, 2010

ASSETS

CURRENT ASSETS

Cash	$56,984	$92,724
Accounts receivable	603,747	682,512
Notes receivable	3,014	1,514

TOTAL CURRENT ASSETS	663,745	776,750

PROPERTY AND EQUIPMENT, net of accumulated depreciation	1,192,320	2,600,933

PREPAID EXPENSES	35,432	18,907
OTHER ASSETS	57,559	675,522
OTHER NON-CURRENT ASSETS, including restricted cash of $7,954,061	7,954,061	7,954,061

TOTAL ASSETS	$9,903,117	$12,026,173

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$640,005	2,405,326
Notes payable, current portion	452,932	2,148,351
Customer deposit		15,800
Security deposit		8,016

TOTAL CURRENT LIABILITIES	1,092,937	4,577,493

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, par value $0.0001 per share
Authorized – 10,000,000 shares
Issued and outstanding – 750,000 shares series “C”	75	75
Issued and outstanding – 500,000 shares series “D”	50	50
Issued and outstanding – 44 shares series “E”	-	-
Issued and outstanding – 56 shares series “F”	-	-
Common stock, par value $0.0001 per share
Authorized – 10,000,000,000 shares
Issued and outstanding – 2,716,400,555 and 2,441,400,555, respectively	272,390	243,865
Additional paid-in capital	9,349,119	9,204,868
Accumulated deficit	(811,454)	(2,000,178)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	8,810,180	7,448,680

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$9,903,117	$12,026,173

METISCAN, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED June 30, 2011 AND 2010
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

REVENUES	628,660	$514,862	1,114,221	1,413,490

COST OF REVENUES	130,848	140,333	248,152	292,919

GROSS PROFIT	497,812	374,529	866,069	1,120,571

EXPENSES
Selling, general and administrative	481,060	470,979	822,405	936,107

TOTAL EXPENSES	481,060	470,979	822,405	936,107

INCOME (LOSS) FROM OPERATIONS	16,752	(96,450)	43,664	184,464

OTHER INCOME (EXPENSE)
Interest income	3	30	8	71
Gain (loss) on settlement of debt, net	70,029	(28,333)	52,590	(375,126)
Interest expense	(32,518)	(9,636)	(52,342)	(18,270)

TOTAL OTHER INCOME (EXPENSE)	37,514	(37,939)	256	(393,325)

INCOME (LOSS) BEFORE INCOME TAXES	54,266	(134,389)	43,920	(208,861)

Income tax expense		-	-	-

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	54,266	(134,389)	43,920	(74,472)

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS			-	-

NET INCOME (LOSS)	54,266	(138,389)	43,920	(74,472)

NET (LOSS) PER COMMON SHARE

Basic and diluted	$(0.00)	(0.00)	(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic and diluted	102,213,870	254,653,600	2,581,503,314	2,281,039,170

METISCAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(UNAUDITED)

	Preferred Series “A”		Preferred Series “B”		Preferred Series “C”		Preferred Series “D”		Preferred Series “E”
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance December 31, 2010	-	$-	-	$-	750,000	$75	500,000	$50	50	$-

Common stock issued for cash	-	-	-	-	-	-	-	-	-	-

Conversion of shares due to settlement	-	-	-	-	-	-	-	-	-	-

Common stock issued for services	-	-	-	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	-

Balance, June 30, 2011	-	$-	0	$-	750,000	$75	500,000	$50	44	$-

METISCAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED June 30, 2011
(UNAUDITED)

	Preferred Series “F”		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance December 31, 2010	61	$-	2,441,400,555	$243,868	$9,204,867	$(2,000,178)	$7,448,680

Common stock issued for cash	-	-		-		-

Conversion of shares due to settlement	-	-	275,000,000	28,525	144,252	-	172,777

Common stock issued for services						-

Chapter 7 Bankruptcy						1,144,804	1,144,804

Net Income	-	-	-	-	-	43,920	43,920

Balance, June 30, 2011	56	$-	2,716,400,555	$272,393	$9,349,119	$(811,454)	$8,810,180

METISCAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$43,920	$(208,861)
Adjustments to reconcile net (loss) to net cash
(used) by operating activities:
Common stock issued for services		-
Gain (loss) on settlement of debt	52,590	375,126
Loss on settlement of debt with stock issuance	99,525	-
Depreciation expense	49,491	88,570
Changes in operating assets and liabilities:
Accounts receivable	46,822	(229,304)
Prepaid expenses	-	(3,099)
Accounts payable and accrued liabilities	(160,342)	(345,053)
Advances from customers		-
Other assets	-	192,615
NET CASH PROVIDED BY OPERATING ACTIVITIES	132,007	(149,759)
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(69,394)	(20,385)
NET CASH USED BY INVESTING ACTIVITIES	(69,394)	(20,385
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from cash held in escrow	-	101,625
Proceeds from (repayments of) notes payable	(96,853)	99,615
Proceeds from (repayments of) notes payable, shareholder	-	-
Proceeds from common stock	-	94,000
Proceeds from (payment of) notes receivables	(1,500)	-
NET CASH USED BY FINANCING ACTIVITIES	(98,353)	295,240

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(35,740)	125,096

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	92,724	13,301

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$56,984	$138,397

METISCAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

	2011	2010
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$52,342	$18,271
Taxes paid	$19,623	$11,400

METISCAN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2011
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

On November 15, 2010 FirstView has ceased its operations and is currently evaluating other business pursuits.

On June 30th, 2011 the Company acquired 60% of the outstanding common shares of Aclor, Inc. (“Aclor”) through a share-for-share exchange. Simultaneously with the closing, all of Metiscan's equity ownership in Taptopia, Shoreline Employment Services, FirstView and SOMRI were divested to the Company's majority shareholder in exchange for it returning 100% of its Series C Preferred Shares (7,500,000,000 common shares) to Metiscan's treasury. Lastly, Metiscan's board of directors and officers resigned.

The historical financial information presented in this report is that of the Company, FirstView, SOMRI, Shoreline and Taptopia.

As of June 30, 2011, we operated the following subsidiaries:

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  The Company has incurred net loss during the six months ended June 30, 2011 and has a working capital deficit of $492,192.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

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

Disclosure About Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at June 30, 2011 as defined in FASB 107 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.  Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Basic and Diluted Income (Loss) per Share

In accordance with SFAS No. 128, “Earnings Per Share,” basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2011 and 2010, the Company had no potentially dilutive shares.

Recent Accounting Pronouncements

There are no current accounting pronouncements that affect the Company.

Convertible Debt

Convertible Note #1

Effective April 15, 2010, as consideration for a $100,000 loan, the Company executed a convertible promissory note (the “Convertible Note #1”) to SBCH Charitable Foundation in the amount of one hundred thousand ($100,000) dollars.  Interest on the outstanding portion of the principal of Convertible Note #1 accrues at a rate of twelve (12%) percent per annum, payable monthly.  Beginning on October 15, 2010, and continuing each month thereafter until September 15, 2011 (the “Maturity Date for Note #1”), one-twelfth of the outstanding principal shall be automatically converted into common stock of the Company.  The conversion price shall be sixty (60%) percent of the average closing bid price of the five (5) trading days prior to the date of conversion; provided, however, that the conversion price shall not exceed $0.001 per share.

Effective September 15, 2010 Convertible Note #1 was amended such that conversion of principal and interest would begin on April 15, 2011, and continuing each month thereafter until thereafter until March 15, 2012 (the “Amended Maturity Date for Note #1”).  Effective April 1, 2012, Convertible Note #1 was further amended such that conversion of principal and interest would begin on July 15th, 2011, and continuing each month thereafter until thereafter until June 15, 2012 (the “Second Amended Maturity Date for Note #1”) and no interests payments shall be due until the Second Amended Maturity Date for Note #1.

Convertible Note #2

Effective September 1, 2010, as consideration for a $100,000 loan, the Company executed a convertible promissory note (the “Convertible Note #2”) to SBCH Charitable Foundation in the amount of one hundred thousand ($100,000) dollars.  Interest on the outstanding portion of the principal of Convertible Note #2 accrues at a rate of twelve (12%) percent per annum, payable monthly.  Beginning on March 1, 2011, and continuing each month thereafter until February 1, 2012 (the “Maturity Date for Note #2”), one-twelfth of the outstanding principal shall be automatically converted into common stock of the Company.  The conversion price shall be sixty (60%) percent of the average closing bid price of the five (5) trading days prior to the date of conversion; provided, however, that the conversion price shall not exceed $0.001 per share.

Effective April 1, 2011 Convertible Note #2 was amended such that conversion of principal and interest would begin on January 1, 2013, and continuing each month thereafter until thereafter until December, 2014 (the “Amended Maturity Date for Note #2” and that no interests payments shall be due until the Amended Maturity Date for Note #2.

Subsequent Events

On July 19th, 2011 Metiscan, Inc. entered into an acquisition agreement to acquire 60% of Aclor, Inc. through a stock-for-stock transaction having an effective date of June 30th, 2011 (the “Aclor Acquisition”).  The Aclor Acquisition closed on July 20th, 2011.

On July 20, 2011, pursuant to the Aclor Acquisition, Good Fortune Ltd (“Good Fortune”) was issued one billon one hundred and sixty three million seven hundred and fifty thousand restricted common shares (1,163,750,000) of the Company’s common stock in exchange for its 30% ownership stake in Aclor.

On July 20, 2011, pursuant to the Aclor Acquisition, Sunbell Ltd (“Sunbell”) was issued one billon one hundred and sixty three million seven hundred and fifty thousand restricted common shares (1,163,750,000) of the Company’s common stock in exchange for its 30% ownership stake in Aclor.

On July 20, 2011, pursuant to the Aclor Acquisition, Metiscan Holdings, Inc. returned to the Company seven hundred and fifty thousand shares of its Series C Preferred Stock (“Preferred C Shares”) in exchange for one hundred (100%) percent of the issued and outstanding capital stock owned by Metiscan in FirstView, Shoreline, SOMRI and Taptopia (the “Metiscan Subsidiaries”).  The Preferred C shares were cancelled and returned to Metiscan’s authorized.

On July 20, 2011, pursuant to the Aclor Acquisition, the Company’s officers and directors, Bryan A. Scott, Brian Hart, and Janine Frieh resigned.  Simultaneously, the Company appointed Mr. Curtis Gung as a director and as the Company’s new President and CEO, Mrs. Midori Chiu as a director and as the Company’s Chief Financial Officer, and Mr. Peter Yang as the Company’s Chief Operating Officer.

Pursuant to the Aclor Acquisition, Company will issue restricted stock to Go Right Holding Limited, Ever Thrive Limited and Mr. Chung Hsin Wu (Forth Wu) to convert the debts of $ 1,130,187.25, $ 1,130,187.26 and $ 300,000 that Aclor, Inc owed to them, respectively. As of the date of this quarterly report on Form 10Q, the said transactions have not been closed.

On July 20, 2011, Mintz & Fraade, P.C. was issued two hundred million restricted shares (200,000,000) of the Company’s common stock in order to induce Mintz & Fraade, P.C. to enter into a Settlement Agreement with the Company, Holdings, and Bridgepoint Partners, LLC related to paid an unpaid legal fees, both billed and unbilled.

On July 29, 2011, the Company entered a Share Exchange Agreement with a shareholder of Aclor Inc under which one million four hundred and eighty million (1,480,000,000) restricted common shares are to be issued to acquire 40% of the total issued and outstanding shares of Aclor, Inc in a share-for-share exchange and as a result, Aclor Inc will become the wholly owned subsidiary of the Company.  As of the date of this 10Q filing this transaction has not closed.

NOTE 2                      ACCOUNTS PAYABLE AND ACCRUED LIABILITY

On March 22, 2011 Metiscan-CC, Inc.; Bankruptcy Case no. 09-36914-BJH-7 was closed as a no-asset case and subsequently Metiscan has written-off $1,591,584 of its $2,226,941 accounts payable and accrued liabilities.

NOTE 3                       CANCELLATION OF SERIES A & SERIES B PREFERRED STOCK

On February 5, 2010, the Company cancelled its Series A and Series B Preferred class of stock (“A and B Preferred Shares”) and created a Series E and Series F Preferred class of stock (“E and F Preferred Shares”). The cancellation of the A and B Preferred Shares and creation of the E and F Preferred Shares was pursuant to the settlement agreement reached with Garth James whereas Mr. James was issued sixty (60) shares of Series E Preferred stock and seventy-two (72) shares of Series F Preferred stock. Each month, beginning February 2010, the Company purchases one (1) share of Series E Preferred stock and one (1) share of Series F Preferred stock at the total cost of approximately $10,000.  Through June 30, 2011, the Company has purchased thirteen (16) of each series for a total of approximately $130,000.

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

NOTE 5                      LOSS ON SETTLEMENT OF DEBT

During the six months ended June 30, 2011, we experienced a net gain on the settlement of debt in the amount of $52,590.

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

SELECT FINANCIAL INFORMATION

	For the Six Months Ended
	June 30, 2011	June 30, 2010
Statement of Operations Data

Total Revenue	$1,114,221	$1,413,490
Operating Loss	$43,664	$184,464
Net income (loss) after taxes	$43,920	$(208,861
Net income ( loss) per share	$(0.00)	$0.00

Balance Sheet Data

Total assets	$9,903,117	$12,413,990
Total liabilities	$(1,092,937)	$(4,704,382)
Stockholders’ equity (deficit)	$(8,810,180)	$(7,709,608)

During the six months ended June 30, 2011 our revenues were $1,114,221as compared to $1,413,490 during the six months ended June 30, 2010. This decrease of $299,269, or 21%, is primarily the result of our discontinued operations that our majority owned subsidiary FirstView produced..

Our cost of revenues during the six months ended June 30, 2011 were $248,152 as compared to $292,919 during the six months ended June 30, 2010. Cost of revenues as a percentage of revenues were 22% during the six months ended June 30, 2011 as compared to 21% during the six months ended June 30, 2010. This is a decrease of $44,767 or 15%.

Although there can be no assurance, we anticipate cost of revenues to remain within the range of 10% to 25% of revenues in the foreseeable future.

Our selling, general and administrative expenses during the six months ended June 30, 2011 were $822,405 as compared to $936,107 during the six months ended June 30, 2010. This is a decrease of $113,702, or 12%.  While there can be no assurance of a specific trend, we are continually working to minimize our selling, general and administrative expenses that will allow our revenues to sufficiently cover these expenses.

We experienced a net gain from operations of $43,664 during the six months ended June 30, 2011 as compared to a net gain from operations of $184,464 during the six months ended June 30, 2010.

Our interest expense during the six months ended June 30, 2011 was $52,342 as compared to $18,270 during the six months ended June 30, 2010. The increase in interest expense is a direct result of the discontinued operations and Chapter 7 bankruptcy filing with Metiscan- CC, Inc. As of June 30, 2011, the interest rates on our notes payable ranged from 6.1% to 12%.

During the six months ended June 30, 2011 we experienced a net gain on the settlement of debt in the amount of $52,590 as compared to a net loss of $375,126 during the six months ended June 30, 2010.

Liquidity and Capital Resources

We have experienced an operating gain for the six months ended June 30, 2011 of $43,920 and an operating loss for the six months ended June 30, 2010 of $208,861. As of June 30, 2011, we had an accumulated deficit of $811,454 and available cash of $56,984. The Company had a working capital deficit of $492,192 as of June 30, 2010.

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

During the six months ended June 30, 2011 cash provided by operations was $132,006 as compared to $149,759 cash used by operations during the six months ended June 30, 2010. This is a direct result of our in net loss in the amount of $1,172,298 and the decrease in accounts payable and accrued expenses in the amount of $160,342 during the six months ended June 30, 2011 as compared to a decrease of $345,053 during the six months ended June 30, 2010.

During the six months ended June 30, 2011 we used $69,394 to purchase property and equipment as compared to $57,311 during the six months ended June 30, 2010.

During the six months ended June 30, 2011 we used $98,353 of cash in financing activities as compared to using $295,240 in financing activities during the three months ended June 30, 2010.

Off-Balance Sheet Arrangements

Since our inception through June 30, 2011, we have not engaged in any off-balance sheet arrangements as defined in Item 303(c) of the SEC’s Regulation S-B.

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

THERE IS UNCERTAINTY AS TO OUR ABILITY TO REMAIN A GOING CONCERN.

As of June 30, 2011 we had an accumulated deficit of $811,454, had available cash of $56,984 and had current liabilities of $1,092,937  For the near future, it is likely that we will incur operating expenses without sufficient revenues to cover these expenses. We are likely to have a continually increasing net operating loss until we successfully increase our customer base and level our selling, general and administrative expenses. We cannot guarantee that we will be able to increase our customer base and revenues to the extent necessary to generate sufficient revenue to cover our operating expenses.  We expect negative cash flow from operations to continue, at least for the foreseeable future, as we continue to develop our businesses. If cash generated by operations is insufficient to satisfy our liquidity requirements, we may be required to sell debt or additional equity securities. The sale of additional equity or convertible debt securities would result in additional dilution to our stockholders. Further, there can be no assurance that we will be able to successfully sell our securities in order to obtain additional capital.

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
• Patient referrals; and
• False claims.

Existing and new laws and regulations affecting the healthcare industry could create unexpected liabilities for us, could cause us to incur additional costs and could restrict our operations. Many healthcare laws are complex, and their application to specific products and services may not be clear. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate the healthcare information services that we provide. However, these laws and regulations may nonetheless be applied to our products and services. Our failure to accurately anticipate the application of these laws and regulations, or other failure to comply, could create liability for us, result in adverse publicity and negatively affect our businesses. Some of the risks we face from healthcare regulation are as follows:

•           Anti-kickback Laws. There are federal and state laws that govern patient referrals, physician financial relationships and inducements to healthcare providers and patients. The federal healthcare programs’ anti-kickback law prohibits any person or entity from offering, paying, soliciting or receiving anything of value, directly or indirectly, for the referral of patients covered by Medicare, Medicaid and other federal healthcare programs or the leasing, purchasing, ordering or arranging for or recommending the lease, purchase or order of any item, good, facility or service covered by these programs. Many states also have similar anti-kickback laws which are not necessarily limited to items or services for which payment is made by a federal healthcare program. These laws are applicable to manufacturers and distributors and, therefore, may restrict how we and some of our customers market products to healthcare providers, including e-details. Any determination by a state or federal regulatory agency that any of our practices violate any of these laws could subject us to civil or criminal penalties and require us to change or terminate some portions of our business and could have an adverse effect on our business. Even an unsuccessful challenge by regulatory authorities of our practices could result in adverse publicity and be costly for us to respond to.\

•           Medical Professional Regulation.  The practice of most healthcare professions requires licensing under applicable state law. In addition, the laws in some states prohibit business entities from practicing medicine. If a state determines that some portion of our business violates these laws, it may seek to have us discontinue those portions or subject us to penalties or licensure requirements. Any determination that we are a healthcare provider and have acted improperly as a healthcare provider may result in liability to us.

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

A CONFLICT OF INTEREST MAY ARISE BETWEEN MINTZ & FRAADE, P.C.’S CAPACITY AS OUR LEGAL COUNSEL AND AS A STOCKHOLDER.

The law firm of Mintz & Fraade, P.C. is our legal counsel. We have issued a total of 287,500,000 shares of the Company’s common stock to Mintz & Fraade, P.C. as consideration for legal services rendered to us, of which 285,000,000 shares are currently owned by Mintz & Fraade, P.C. and 2,500,000 shares have been transferred to Mintz & Fraade Enterprises, LLC. A conflict of interest may arise between Mintz & Fraade, P.C.’s capacity as our legal counsel and as a stockholder because Mintz & Fraade, P.C.’s interests as our stockholder may not be the same as its interests as our legal counsel.

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

RISKS WITH RESPECT TO SHARES OF OUR COMMON STOCK

WE MAY BE SUBJECT TO THE SECURITIES AND EXCHANGE COMMISSION'S "PENNY STOCK" RULES IF OUR COMMON STOCK SELLS BELOW $5.00 PER SHARE.

As trading in our common stock is limited and quotations are sporadic, on May 13, 2011, which was the last date upon which our common stock traded prior to the filing date of this Report, the closing price of our stock was $0.0001.  Because the current trading price of our common stock is below $5.00 per share, trading in our securities is subject to the requirements of the Securities and Exchange Commission's rules with respect to securities trading below $5.00, which are referred to as "penny stocks". These rules require the delivery prior to any transaction of a disclosure schedule explaining the penny stock market and all associated risks and impose various sales practice requirements upon broker-dealers who sell "penny stocks" to persons other than established customers and accredited investors, which are generally defined as institutions or an investor individually or with their spouse, who has a net worth exceeding $1,000,000, excluding their residence, or annual income, individually exceeding $200,000 or, with their spouse, exceeding $300,000. For these types of transactions the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock, which could severely limit its market price and liquidity.

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

On June 30th, 2011 the Company acquired 60% of the outstanding common shares of Aclor, Inc. (“Aclor”) through a share-for-share exchange. Simultaneously with the closing, all of Metiscan's equity ownership in Taptopia, Shoreline Employment Services, FirstView and SOMRI were divested to the Company's majority shareholder in exchange for it returning 100% of its Series C Preferred Shares (7,500,000,000 common shares) to Metiscan's treasury. Lastly, Metiscan's board of directors and officers resigned.

The historical financial information presented in this report is that of the Company, FirstView, SOMRI, Shoreline and Taptopia.

As of June 30, 2011, we operated the following subsidiaries:

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

Number of total employees and number of full-time employees

As of June 30, 2011, we had 15 total employees, of which 14 were full-time employees.  Our subsidiaries had the following number of employees:

	Total Employees:	Full-Time Employees:

FirstView:	0	0

SOMRI:	0	0

Shoreline:	15	14

Taptopia:	0	0

Shoreline is an employee services company which leases the services of its employees to the subsidiaries of Metiscan and other unrelated third parties.

As of June 30, 2011, we had 8 consultants.  Our subsidiaries had the following number of consultants:

Consultants:

FirstView:	0

SOMRI:	6

Shoreline:	1

Taptopia:	1

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

None.

ITEM 3.                 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended June 30, 2011, no matters were submitted to the Company's security holders.

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

METISCAN, INC. (Registrant)

Dated: Aug 12, 2011	/s/ Curtis Gung
Curtis Gung, President and Chief Executive Officer

/s/ Midori Chiu
Midori Chiu, Chief Financial Officer